Form 10-K
period 2010-12-31
CTPARTNERS EXECUTIVE SEARCH INC.
filed 2011-03-24
CIK 1439199

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For fiscal year ended December 31, 2010
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
Commission File No. 001-34993

CTPARTNERS EXECUTIVE SEARCH INC.
(Exact Name of Registrant as Specified in its Charter)

Delaware	52-2404079

(State or other Jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1166 Avenue of the Americas, 3rd Fl., New York, NY	10036

(Address of principal executive offices)	(Zip Code)
(212) 588-3500
(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Common Stock, par value $0.001 per share	NYSE AMEX

(Title of each Class)	(Name of each exchange on which registered)
Securities registered pursuant to Section 12(g) of the Act: None.
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. ☐ Yes      ☑ No
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. ☐ Yes      ☑ No
Indicate by checkmark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☑ Yes      ☐ No
Indicate by checkmark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulations S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). ☐ Yes      ☐ No
Indicate by checkmark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☑ YES      ☐ NO
Indicate by checkmark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definition of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one)

Large Accelerated Filer ☐	Accelerated Filer ☐	Non-Accelerated Filer ☐	Smaller Reporting Company ☑
(Do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). ☐ Yes      ☑ No
The aggregate market value of the voting and non-voting equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and ask price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter: N/A
The number of the registrant’s common shares outstanding as of December 31, 2010 was 7,176,920.
Documents incorporated by reference: portions of the definitive Proxy Statement for the Annual Meeting of Shareholders to be held on June 14, 2011 are incorporated by reference into Part III of this Form 10-K.

PART I
ITEM 1. BUSINESS.
The Company
     We were incorporated on April 4, 1980, as Christian and Timbers, Inc. In 2003, Christian and Timbers, Inc. contributed all of its assets to a newly formed Delaware limited liability company, Christian & Timbers LLC. In 2007, we changed our name to CTPartners Executive Search LLC. In connection with our initial public offering, which was on December 7, 2010, we converted from a Delaware limited liability company to a “C” corporation organized under the laws of the state of Delaware and our name became CTPartners Executive Search Inc. on December 1, 2010.
     Our principal executive offices are located at 1166 Avenue of the Americas, 3rd Floor, New York, New York 10036 and our telephone number is (212) 588-3500. Our corporate website address is www.ctnet.com. We do not incorporate the information contained on, or accessible through, our corporate website into this prospectus, and you should not consider it part of this prospectus. For convenience in this prospectus, “CTPartners,” “we,” “us,” and “our” refer to CTPartners Executive Search Inc. and its subsidiaries, taken as a whole, unless otherwise noted.
Business Overview
     We are a leading provider of retained executive search services to clients on a global basis. We provide these services through fifteen offices in the Americas, Europe and Asia Pacific, as well as through our six associated offices in Latin America. We help our clients build stronger leadership teams by facilitating the recruitment and hiring of “C-level” executives, other senior executives and board members. Our retained executive search services focus on successfully making placements for our clients in a timely manner. We use a proprietary search process and proprietary technology and communication tools to successfully execute our retained searches. In 2010, we were engaged to perform 1,429 searches, including 1,103 performed directly by us and 326 performed by our associated offices in Latin America, and we generated net revenue and operating income of $113.7 and $2.8 million, respectively. Included in 2010 net revenue is $441,500 in license fees from our associated offices in Latin America.
     We believe that our proven and proprietary retained executive search process, SearchSigma, differentiates us from our peers. SearchSigma was developed based on analyzing three years of detailed client surveys. In our analysis, we identified the common criteria and timetables our clients expect from a successful search. We then developed a proprietary search process to respond accordingly. Based on our findings, we structured SearchSigma as a workflow process with six distinct segments and milestones, at forty-eight hours, seven days, fourteen days, forty days, seventy-five days and one-hundred days, designed to complete a successful placement within one-hundred days of our engagement. SearchSigma also enables our executive search consultants and our clients to actively monitor the status of each search and make adjustments to the search process as necessary. Our focus on the SearchSigma process enhances our ability to successfully and expeditiously identify and place candidates with our clients within our stated goal of 100 days from our engagement.
     We believe that a high level of communication and process transparency with our clients is very important to their level of satisfaction and to the ultimate success of our searches. The cornerstone of our client communication is our proprietary system, ClientNet®. Through ClientNet®, our clients can access password-protected information over the internet to check the status of their search engagements. Another important element of our transparency and accountability is the audit that we offer to conduct at the forty-day milestone. This key process step is executed by one of our executive search consultants who is not otherwise involved in a particular search. This executive search consultant contacts the client to assess the progress of the search and to gather client feedback along with any suggested refinements to the process. We have found the forty-day audit process to be very helpful in ensuring that a search is tracking as planned and that any necessary adjustments are made early in the process.
     Our organizational structure is designed to provide high quality, industry-focused executive search services to our clients worldwide. Our executive search consultants are dedicated to specific industry verticals and are leading experts in their given sectors. Our support teams of researchers and associates are organized by industry practice group in various geographic locations. We believe that industry specialization enables us to better understand our clients’ cultures, operations, business strategies and industries. Executive search consultants in our industry practice groups bring an in-depth understanding of the market conditions and strategic and management issues faced by clients within their specific industry. Our five largest industry practice groups are financial services, professional services, life sciences, technology/media/telecom and consumer/industrial.
     We have a diverse group of clients located throughout the world and in a variety of industries. From January 1, 2005, through December 31, 2010, we have performed more than 4,715 searches for over 1,500 clients, including some of the leading Fortune 1000, FTSE 100, DAX and CAC 40 companies as well as private equity and venture capital firms and their portfolio companies.

     Historically, we have been successful in both adding new clients and generating repeat business from existing clients. We believe that our disciplined adherence to our proprietary search process has enabled us to develop a strong and loyal client base. Over the past three years, approximately seventy percent of our retained search engagements came from clients who had previously used our services. At the conclusion of each search, we solicit client feedback with a client satisfaction survey. Our surveys provide us with critical feedback to gauge client satisfaction as well as feedback that we utilize to continually evaluate and improve our processes and performance. In 2010, 212 clients completed client satisfaction surveys, and ninety-one percent of such surveys stated that the client planned to use our services in the future.
     We believe that our global presence enables us to more effectively serve our clients who have operations throughout the world. We leverage our industry specialization with local geographic knowledge and contacts to provide clients with comprehensive executive search services. We have wholly-owned operations in eight U.S. cities and in seven non-U.S. locations. Our wholly-owned non-U.S. operations are in Canada, China, France, Hong Kong, Singapore, Switzerland and the United Kingdom. In addition to our wholly-owned operations, our associated offices in Latin America are located in Brazil, Chile, Colombia, Mexico, Peru and Venezuela. In 2010, we placed candidates in 406 U.S. searches and 329 non-U.S. searches. Our Latin America affiliate placed 250 candidates during 2010.
     As of December 31, 2010, we had eighty-eight executive search consultants and 248 other employees, all of whom were full-time employees, and our associated offices in Latin America had sixteen executive search consultants and fifty-four other employees. Our principal executive offices are located in New York, New York. Our corporate, administrative and research functions are located in our office in Cleveland, Ohio.
Executive Search Industry Overview
     The executive search business is highly fragmented, consisting of several large global firms and several thousand smaller firms that are generally focused on a specific geographic region or on a specific vertical sector. We believe our most direct competition comes from the following five global retained executive search firms: Egon Zehnder International, Heidrick & Struggles International (NASDAQ: HSII), Korn/Ferry International (NYSE: KFY), Russell Reynolds Associates, Inc. and Spencer Stuart.
     Executive search firms are generally separated into two broad categories: retained search firms and contingency search firms. Retained search firms generally operate on an exclusive basis for a specific search and are compensated for their services regardless of whether they are successful in placing a candidate with the client. Retained executive search firms typically focus on “C-level” and other senior level executive and board of director positions, and the fee for such services is typically thirty-three percent of the first year total cash compensation for the position being filled. The fee for a retained executive search is typically paid in three installments. Contingency executive search firms are generally not hired on an exclusive basis and are only compensated upon placing a recommended candidate, and the fee for such services is typically twenty-five percent of the first year base salary of the position being filled.
Our Services
Retained Executive Search
     Our retained executive search services are used to fill executive level positions, such as chief executive officers, chief financial officers, chief operating officers, chief information officers and other senior executive officers, as well as board of directors’ positions. Our executive search consultants work closely with our clients to identify, assess and place qualified candidates. Our clients are primarily from five large industry verticals: financial services, professional services, life sciences, technology/media/telecom and consumer/industrial.
     Our retained search engagements are typically led by executive search consultants with vertical market expertise and one-call access to the most sought-after talent in each market. Supporting our executive search consultants is a team of experienced recruiting associates and research professionals, many with decades of experience utilizing executive search industry best practices. We work closely with our clients to understand their business strategy and develop a profile of the ideal candidate. Once the position is defined, the research team identifies appropriate individuals through the use of our proprietary databases and other search media. In addition, the team consults with its established network of sources to help identify individuals with the right backgrounds and professional abilities. Leveraging our network of resources and research capabilities, we strive to develop an extensive list of potential candidates, who are then carefully screened through face-to-face meetings, phone interviews and/or video conferences. The client is then presented with a specified number of qualified candidates to interview. We conduct third-party reference checks throughout the process. Our executive search consultants actively participate in negotiations until a final offer is made and accepted. Throughout the process, we maintain ongoing communication with our client and actively involve them in the process.

     In 2010, we utilized our proprietary SearchSigma process to identify and place 985 candidates, including 250 placements made by our associated offices in Latin America. Every aspect of our search process is oriented to achieving the desired outcome of placing the right individual at the right firm as swiftly and efficiently as possible. Based on a three-year analysis of client surveys, we have designed SearchSigma, a workflow process with six distinct segments and milestones, described in more detail as follows:
     Milestone #1 — Forty-eight hours. During the first forty-eight hours, we develop a strategy that includes identification of the internal resources and personnel needed in the search, scoping the necessary geographic reach of the search, determination of the appropriate title of the position offered, creating a description of the ideal candidate and the identification of the top twenty source companies. Identifying the best internal team is largely based on industry expertise. Once the team is in place, the lead partner chooses the breadth of geographic reach based on the title and description of position.
     Milestone #2 — Seven days. After seven days, we hold a kick-off meeting with the client at which we present our overarching search strategy, including our research and recruiting approach, as well as a detailed position description that embodies the required leadership characteristics. Clients receive a competitive analysis and an assessment of the market. With a two-way sharing of information, we begin the process by identifying the unique priorities, challenges, and opportunities that characterize a particular client’s search assignment.
     Milestone #3 — Fourteen days. After fourteen days, we hold a follow-up meeting with the client to confirm our strategy, present industry research and provide our view on candidate backgrounds reviewed to date. At this point we will have typically identified two benchmark candidates and spoken with at least twenty potential candidates. The client is asked to approve our strategy at this milestone.
     Over the next several weeks, the team consults with its established network of resources and searches proprietary databases containing profiles of approximately one million executives to assist in identifying individuals with the right background, cultural fit and abilities. An initial list of candidates is carefully screened through face-to-face meetings, phone interviews or video conferences.
     Milestone #4 — Forty days. After forty days, we have conferred with at least fifty percent of the identified candidates, interviewed at least five prospects and presented at least three candidates to the client. At this time, we also offer to conduct our forty-day audit which provides us with the opportunity to course-correct our search strategy and target candidate profile, if necessary.
     Milestone #5 — Seventy-five days. After seventy-five days, our team has conferred with approximately ninety percent of the identified candidates, the client has been presented with two qualified candidates, and we have secured two alternative qualified candidates should a final offer not be made or accepted.
     Milestone #6 — One-hundred days. At the one-hundred-day mark, we have typically successfully identified and placed the client’s ideal candidate. At the conclusion of each search, we solicit client feedback with a client satisfaction survey. Our surveys provide us with critical feedback to gauge client satisfaction as well as feedback that we utilize to continually evaluate and improve our processes and performance. The survey findings are used to rank our executive search consultants which are then reviewed and posted internally and are considered in making decisions with regard to internal promotions, illustrating our commitment to exceeding the expectations of our clients.
Board Advisory
     We approach our board advisory practice with the same rigor, discipline and processes as we apply to our executive search services. This includes utilizing an overarching search strategy, research, regular status reviews, mid-search audit and a methodology where candidates are identified from a formal search process. We are generally paid a flat fee for our board advisory services.
     Our board advisory practice is designed to help boards evaluate the strength and diversity of their board as well as their overall effectiveness. Many boards are facing growing regulatory and shareholder pressure to increase their diversity, independence and expertise. Our in-depth assessments help to focus directors on these key priorities and to make them aware of issues that can impact effectiveness. Since establishing this practice in May 2009, we have conducted twelve board assessments.

     To support our board placement and advisory practice, we established an advisory group comprised of fourteen former chief executive officers and directors currently serving on multiple boards to provide us with insight and perspectives on board services, challenges, and best practices. Through this resource, we obtain independent opinions on candidates’ track records from our advisory group. We believe that our advisory group broadens our access to qualified individuals and ensures an optimal fit.
Our Industry-Focused Practice Areas
     Our organizational structure is designed to provide high quality executive search services to our clients worldwide. Our team of executive search consultants is organized by industry practice group in various geographic locations. We believe that industry specialization enables us to better understand our clients’ cultures, operations, business strategies and industries and the respective markets for senior executive candidates. All of our executive search consultants perform searches for specific “C-level” and other senior executives. This includes chief financial officers, chief information officers, chief legal officers, chief marketing officers and chief human resources officers.
     We operate our executive search business in five broad industry practice groups: financial services, professional services, life sciences, technology/media/telecom and consumer/industrial. Executive search consultants in our industry practice groups bring an in-depth understanding of the market conditions and strategic and management issues faced by clients within their specific industry. Additionally, our executive search consultants have established networks of sources which often provide one-call access to the most sought after talent. The relative sizes of these industry practice groups, as measured by the percentage of 2010 net revenue and the number of executive search consultants as of December 31, 2010, are as follows:

		Number of
	Percentage of	Executive Search
Industry Practice Group	2010 Net Revenue	Consultants
Financial services	41%	38
Professional services	16%	13
Life sciences	16%	13
Technology/media/telecom	16%	16
Consumer/industrial	11%	8
     Within each broad industry practice group there are a number of industry subsectors. For example, within the financial services practice group our business is diversified among a number of industry subsectors, including asset and wealth management, capital markets, financial technology, hedge funds, investment banking, private equity, commercial banking and insurance. Executive search consultants from each of these industry practice groups are located across our various offices. We believe this operational structure provides our clients with superior services.
     Executive search consultants often focus in one or more subsectors to provide clients with even deeper market intelligence and candidate knowledge specific to their industry. We have international teams that focus on the following subsectors:
•	Association & Not-for-Profit

•	Cleantech & Alternative Energy

•	Commercial Banking

•	Conservation

•	Federal Consulting, Government Relations & Public Policy

•	Financial Technology

•	Global Security/Risk Management

•	Inclusion

•	Insurance

•	Legal, Compliance, Regulatory & Governance

•	Legal Services

•	Real Estate

•	Semiconductor

Our Executive Search Consultants and Other Employees
     As of December 31, 2010, we had 336 full-time employees consisting of eighty-eight executive search consultants, seventy-nine associates, thirty-nine researchers and 130 administrative and support staff, excluding the seventy individuals employed by our associated offices in Latin America. We believe the high caliber, extensive experience and motivation of our professionals are critical factors to our success. We utilize a combination of base salary, revenue and volume bonuses, discretionary bonuses and equity compensation to compensate our employees. The average age of our executive search consultants is forty-seven years.
     Our associates and researchers support the efforts of our executive search consultants with candidate sourcing and identification by making initial contact with candidates and performing other search-related functions. We train our associates and researchers, as well as new executive search consultants, in the use of our proprietary retained executive search process and communication systems. Additionally, we periodically hold training and development programs for our associates and researchers. As a result of our strong development culture, we have made a significant number of internal promotions. Over the past five years, we have promoted seventeen associates to executive search consultants. Promotion to executive search consultant is based on a variety of factors, including demonstrated superior execution and business development skills, the ability to identify solutions to complex issues, personal and professional ethics, a thorough understanding of the market and the ability to develop and build effective teams.
     We believe we have been able to attract and retain some of the most productive executive search consultants. Over the past five years, we have hired fifty-five executive search consultants with previous search backgrounds and strong specialty expertise. We consider relations with our employees to be good.
Clients
     We have a diverse group of clients located throughout the world in a variety of industries. No single client accounted for more than five percent of our revenue in 2009. In 2010, one client accounted for six percent of our revenue and another client accounted for seven percent of our revenue. From January 1, 2005, through December 31, 2010, we have performed more than 4,715 searches for over 1,500 clients, including some of the leading Fortune 1000, FTSE 100, DAX and CAC 40 companies as well as private equity and venture capital firms and their portfolio companies.
     Historically, we have been successful in both adding to our client base and generating repeat business from existing clients. We believe that our dedication to successfully completing our retained searches in a timely and structured manner has enabled us to develop a strong and loyal client base. This has resulted in highly recurring revenue from our existing clients. For example, over the past three years, approximately seventy percent of our engagements came from clients who had previously used our services. In 2010, we had 150 clients that retained us to perform more than one search for them.
Seasonality
     There is no discernible seasonality in our business. Revenue and operating income have historically varied by quarter and are hard to predict from quarter to quarter. In addition, the volatility in the global economy impacts our quarterly revenue and operating income. On average, the variance between the highest and lowest amount of quarterly net revenue, as expressed as a percentage of annual net revenue, is approximately five percentage points.
Marketing
     Our executive search consultants market our executive searches through targeted client calling, industry networking and various referral sources. These efforts are assisted by our proprietary databases which provide our executive search consultants with real-time information as to contacts made by their colleagues with particular referral sources, candidates and clients. In addition, we benefit from a significant number of referrals generated by our reputation for high quality service and successfully completing assignments, as well as repeat business resulting from our ongoing client relationships.

     We publicize and build our brand awareness through interviews with the major business and trade publications and have periodically utilized television advertisements on syndicated media outlets such as CNBC. We regularly sponsor speeches and host presentations before industry and management groups. We regularly participate in relevant conferences and forums and leading roundtable discussions on topics of interest. For example, we host an annual Institute on Director and Committee Independence to help enhance the quality of board governance. Similarly, in 2010 we co-hosted the First Annual Board of Directors Institute in Human Resources. In addition, we periodically distribute publications to existing and potential clients highlighting emerging trends and noteworthy engagements.
     Executive search firms frequently are required to refrain from recruiting employees of a client for a specified period of time, typically extending for one year from the initiation of the search assignment. We carefully manage these off-limits conditions by attempting to limit the scope of any such agreement.
Research and Information Management
     Our research efforts are maximized through a research department principally based in our office in Cleveland, Ohio. We use our proprietary database and other available technology to conduct research focused on identifying targeted candidates based on client-specific requirements.
     Research is largely based on our robust, growing, proprietary candidate database. Our database consists of approximately one million unique candidate profiles. The database connects pre-screened candidates to client information offering a concise opportunity for first round due diligence.
     A significant value-added benefit of our database is driven by our dynamic client interface, ClientNet®, which enables clients to access candidate-specific details throughout their placement process. ClientNet® captures candidate-specific data over time thus ensuring continuous search momentum and providing an efficient process for our clients.
Competition
     The executive search industry is highly competitive and fragmented. Our most direct competition comes from the larger executive search firms that compete on a global scale, including Egon Zehnder International, Heidrick & Struggles International (NASDAQ: HSII), Korn/Ferry International (NYSE: KFY), Russell Reynolds Associates, Inc. and Spencer Stuart. We primarily compete with these competitors based upon our relationships with the key decision-makers, as well as our reputation for offering a unique value proposition to our clients. In large part, the genesis of our differentiation is an intense focus on making timely, successful placements that match the needs of our clients. To ensure that we are meeting our clients as well as our expectations, we carefully track our placement rate, average days to placement and stick rate. Furthermore, our size and culture enable us to quickly adapt to current market conditions and demands.
ITEM 1A. RISK FACTORS.
     In addition to the other information in this Form 10-K, the following risk factors should be considered in evaluating our business because such factors may have a significant impact on our business, financial condition, operating results, cash flows and results of operations. As a result of the risk set forth below and elsewhere in this Form 10-K, and the risk discussed in our other Securities and Exchange Commission filings, actual results could differ materially from those projected in any forward-looking statements.
Risks Related to Our Business
Our inability to attract and retain qualified executive search consultants would adversely affect our business, financial condition and results of operations.
     Our success depends upon our ability to attract and retain executive search consultants who possess the skills and experience necessary to fulfill our clients’ needs. In addition, our ability to grow the Company is dependent on increasing our overall number of qualified executive search consultants. Our ability to hire and retain qualified executive search consultants could be impaired by any diminution of our reputation, decrease in compensation levels relative to our competitors, modifications of our compensation philosophy or competitor hiring programs. If we cannot attract, hire and retain qualified executive search consultants, our business, financial condition and results of operations would be adversely affected.

A significant or prolonged economic downturn would have a material adverse effect on our results of operations.
     Our results of operations are affected by the level of business activity of our clients, which in turn is affected by general economic conditions and the level of economic activity in the industries and markets that they serve. On an aggregate basis, our clients may be less likely to hire as many senior executives during economic downturns and periods of economic uncertainty. To the extent our clients delay or reduce hiring senior executives due to an economic downturn or economic uncertainty, our results of operations will be adversely affected, as evidenced by our results of operations for 2008 and 2009. During the recent economic downturn our net revenues significantly decreased from $116.6 million in 2007 to $73.9 million in 2009. A continued economic downturn or period of economic uncertainty and a decline in the level of business activity of our clients would have a material adverse effect on our business, financial condition and results of operations.
Global economic developments and conditions in the geographic regions and industries from which we derive a significant portion of our revenue could negatively affect our business, financial condition and results of operations.
     Demand for our services is affected by global economic conditions and the general level of economic activity in the geographic regions and industries in which we operate. The concentration of our business in certain geographic regions and/or industries exacerbates this risk. For example, over forty-one percent of our net revenue in 2010 was derived from providing our services to the financial services industry. When conditions in the global economy, including the credit markets, deteriorate, or economic activity slows, companies may hire fewer permanent employees and some companies, as a cost-saving measure, may choose to rely on their own human resources departments rather than third-party search firms to find talent. Certain of the geographic regions and industries in which we operate have recently deteriorated significantly and may remain depressed for the foreseeable future. As evidenced by our net revenue results for 2009, our business was directly and negatively affected by the global economic downturn. If the national or global economy or credit market conditions in general deteriorate, or the demand for our services in a significant industry decreases, our cash flows, business, financial condition and results of operations would be adversely affected.
We depend substantially on a limited number of key personnel who would be difficult to replace. If we lose the services of these individuals, our business would be adversely affected.
     Our continued growth and success depend in large part on the managerial and leadership skills of our senior management team, particularly Brian M. Sullivan, our chief executive officer, and David C. Nocifora, our chief operating and chief financial officer. We rely on our senior management team to market our business, manage our globally dispersed business operations and hire and retain qualified executive search consultants. The success of our growth efforts depends on significant management attention to integration and coordination. The loss of the services of either member of our senior management team would have a material adverse effect on our business, financial condition and results of operations. We have no reason to believe that we will lose the services of either of these individuals in the foreseeable future; however, we currently have no effective replacement for either of these individuals due to their experience, reputation in the industry and significant role in our operations.
If we are unable to prevent our executive search consultants from taking our clients or our executive search consultants with them to a competitor our business, financial condition and results of operations could suffer.
     Our success depends upon our ability to develop and maintain strong, long-term relationships with our clients. Although we work on building these relationships between our firm and our clients, in many cases, one or two executive search consultants have primary responsibility for a client relationship. Additionally, a limited number of executive search consultants have primary responsibility for a disproportionate share of our business. In 2010, for example, our top three executive search consultants had primary responsibility for generating business equal to approximately eleven percent of our net revenues, and our top ten executive search consultants had primary responsibility for generating business equal to approximately thirty percent of our net revenues.
     Since we do not enter into non-competition agreements with our executive search consultants, our executive search consultants are not contractually prohibited from leaving or joining one of our competitors and some of our clients could choose to use the services of that competitor instead of us. We may also lose clients if the departing executive search consultant has widespread name recognition or a reputation as a specialist in executing searches in a specific industry or management function. Although our employment contracts prohibit former executive search consultants from soliciting any of our employees for a period of one year, we may lose additional executive search consultants if they choose to join the departing executive search consultant at another executive search firm. If we fail to limit departing executive search consultants from moving business or recruiting our executive search consultants to a competitor, our business, financial condition and results of operations could be adversely affected.

If we are unable to maintain our professional reputation and brand name our business would be adversely affected.
     We depend on our overall professional reputation and brand name recognition to secure new engagements and hire qualified executive search consultants. In 2007, we changed our brand from Christian & Timbers to CTPartners. While we believe we have established our brand in the market, a number of our competitors have more established and better name recognition than us. Our success also depends on the individual reputations of our executive search consultants. We obtain many of our new engagements from existing clients or from referrals by those clients. A client who is dissatisfied with our work can adversely affect our ability to secure new engagements. If our reputation is negatively affected, including poor performance or our brand awareness does not continue to increase, we may experience difficulties in competing successfully for both new engagements and qualified executive search consultants. Failure to maintain our professional reputation and brand name could have a material adverse effect on our business, financial condition and results of operations.
Because existing clients may restrict us from recruiting their employees we may be unable, or be perceived by prospective clients as being unable, to fill existing or prospective executive search assignments, and prospective clients may not engage us, impeding our growth.
     Clients frequently require us to refrain from recruiting certain of their employees when conducting executive searches on behalf of other clients. These restrictions generally remain in effect for no more than one year following the commencement of an engagement. However, the specific duration and scope of the off-limits arrangements depend on the length of the client relationship, the frequency with which the client engages us to perform searches and the potential for future business with the client. If a prospective client believes that we are overly restricted by these off-limits arrangements from recruiting the employees of our existing clients, these prospective clients may not engage us to perform their executive searches, and as a result, our business, financial condition and results of operations could be adversely affected.
We face aggressive competition and if we are unable to compete effectively, it would have a material adverse affect on our business, financial condition and results of operations.
     The global executive search industry is extremely competitive and highly fragmented. We compete with other large global executive search firms and smaller specialty firms. Some of our competitors possess greater financial and other resources, greater name recognition and longer operating histories than we do in particular markets or practice areas. Additionally, specialty firms can focus on regional or functional markets or on particular industries. To the extent our competitors are better capitalized and have access to greater financial and other resources, these competitors may be better positioned to attract executive search consultants, expand their business and weather any economic downturns. There are limited barriers to entry into the search industry and new search firms continue to enter the market. Many executive search firms that have a smaller client base may be subject to fewer off-limits arrangements. In addition, our clients or prospective clients may decide to perform executive searches using in-house personnel. Finally, competitors sometimes reduce their fees in order to attract clients and increase market share. Because we typically do not discount our fees, we may experience some loss of net revenue. We may not be able to continue to compete effectively with existing or potential competitors. Our inability to meet these competitive challenges would have a material adverse effect on our business, financial condition and results of operations.
We rely heavily on information management systems and any interruptions or loss of key client data could adversely affect our business.
     Our success depends upon our ability to store, retrieve, process and manage substantial amounts of information. To achieve our goals, we must continue to improve, upgrade and invest in our information management systems. We may be unable to license, design and implement, in a cost-effective and timely manner, improved information systems that allow us to compete effectively. In addition, business process reengineering efforts may result in a change in software platforms and programs. In addition to the cost of licensing, designing and implementing new information systems, such efforts may present transitional problems. Finally, although our data center is maintained at a third-party location, if we experience any interruptions or loss in our information processing capabilities or loss of key client data, our business, financial condition and results of operations could be adversely affected.
We face the risk of liability in the services we perform and significant uninsured liabilities could have a material adverse affect on our business, financial condition and results of operations.
     We are exposed to potential claims with respect to the executive search process. A client could assert a claim for violations of off-limits arrangements, breaches of confidentiality agreements or professional malpractice. In addition, candidates and client employees could assert claims against us. Possible claims include failure to maintain the confidentiality of the candidate’s employment search or for discrimination or other violations of employment laws or professional malpractice. In various countries, we are subject to data protection laws impacting the processing of candidate information. We maintain professional liability insurance in amounts and coverage that we believe are adequate, however, we cannot guarantee that our insurance will cover all claims or that coverage will always be available or sufficient. Significant uninsured liabilities could have a material adverse effect on our business, financial condition and results of operations.

Our inability to successfully integrate executive search consultants may have an adverse effect on our business.
     Much of our net revenue growth since 2004 is due to adding additional executive search consultants in different geographic locations. We expect to continue to grow by, among other things, selectively adding executive search consultants. We may not, however, be able to identify appropriate executive search consultants, consummate such additions on satisfactory terms or integrate the acquired practices effectively and profitably into our existing operations. Our future success will depend in part on our ability to complete the integration of executive search consultants successfully into our operations. Failure to successfully integrate recently hired executive search consultants and complementary practices may adversely affect our profitability by creating operating inefficiencies that could increase operating expenses as a percentage of net revenues and reduce operating income. Further, the clients of recently hired executive search consultants may choose not to move their business to us.
We may not be able to manage effectively our expanding operations, which may impede our growth and/or negatively impact our performance.
     Since 2004, we have experienced a period of rapid growth. This places a significant strain on our managerial and operational resources. Our number of employees grew from eighty-eight as of December 31, 2004, to 336 as of December 31, 2010, mainly as a result of adding executive search consultants and staff supporting such executive search consultants. To accommodate our future expected growth, we may need to implement new or upgraded operating and financial systems, procedures and controls throughout many different locations. These efforts may not be successful. Additionally, opening new office locations may strain our financial and management resources. Our failure to expand and integrate these systems, procedures and office locations efficiently could cause our expenses to increase disproportionately and our net revenues to decline or grow more slowly than expected, which could have a material adverse effect on our business, financial condition and results of operations.
Our multinational operations may be adversely affected by economic, social, political and legal risks.
     We generate substantial net revenue outside the United States. We offer our services through seven locations outside the U.S. (excluding our associated offices in Latin America). We are exposed to the risk of changes in economic, social, political and legal conditions inherent in international operations, which could have a significant impact on our business, financial condition and results of operations. In particular, we conduct business in countries where the legal systems, local laws and trade practices are unsettled and evolving. Commercial laws in these countries are sometimes vague, arbitrary and inconsistently applied. Under these circumstances, it is difficult for us to determine at all times the exact requirements of such local laws. If we fail to comply with local laws, our business, financial condition and results of operations could suffer. In addition, the global nature of our operations poses challenges to our management as well as our financial and accounting systems. Failure to meet these challenges could have a material adverse effect on our business, financial condition and results of operations.
A significant currency fluctuation between the U.S. dollar and other currencies could adversely impact our operating income.
     With operations in the Americas, Europe and Asia Pacific, we conduct business using various currencies. In 2010, thirty-six percent of our fee revenue was generated outside of North America. As we typically transact business in the local currency, our profitability may be impacted by the translation of foreign currency financial statements into U.S. dollars. Significant long-term fluctuations in relative currency values, in particular an increase in the value of the U.S. dollar against foreign currencies, could have a material adverse effect on our profitability and our business, financial condition and results of operations.
The failure to timely align our cost structure with net revenue could have a material adverse affect on our business, financial condition and results of operations.
     We must ensure that our costs and workforce continue to be in proportion to demand for our services. In particular, local laws in some of the countries we operate in make it more difficult and time consuming to appropriately adjust staffing levels. Failure to timely align our cost structure and headcount with net revenue could have a material adverse effect on our business, financial condition and results of operations.
Our inability to access credit, or if we are only able to do so at significantly higher costs, could limit our ability to grow and harm our business, financial condition and results of operations.
     In the current economic environment, banks may strictly enforce the terms of our credit agreement. Although we are currently in compliance with the financial covenants of our revolving credit facility, a further deterioration of economic conditions may negatively impact our business resulting in our failure to comply with these covenants in the future, which could limit our ability to borrow funds under our revolving credit facility. We may not be able to secure alternative financing or may only be able to do so at significantly higher costs, and this could harm our business, financial condition and results of operations.
Risks Related to Ownership of Our Common Stock
The market price of our common stock may be highly volatile or may decline regardless of our operating performance.
     Although our common stock is traded on the NYSE AMEX exchange, it may remain illiquid, or “thinly traded,” which can increase volatility in the share price and make it difficult for investors to buy or sell shares in the public market without materially affecting the quoted share price. Further, investors seeking to buy or sell a certain quantity of our shares in the public market may be unable to do so within one or more trading days. If limited trading in our stock continues, it may be difficult for holders to sell their shares in the market at any given time at prevailing prices.
     Broad market and industry factors also may adversely affect the market price of our common stock, regardless of our actual operating performance. Factors that could cause wide fluctuations in our stock price may include, among other things:
•	general economic conditions;

•	actual or anticipated variations in our financial condition and operating results;

•	overall conditions or trends in our industry;

•	addition or loss of significant clients;

•	changes in the market valuations of companies perceived by investors to be comparable to us;

•	announcements by us or our competitors of significant acquisitions, strategic partnerships or divestitures;

•	announcements of lawsuits filed against us;

•	additions or departures of key personnel;

•	changes in the estimates of our operating results or changes in recommendations by any securities or industry analysts that elect to follow our common stock; and

•	sales of our common stock by us or our stockholders, including sales by our directors and officers.
In addition, the stock market in general has experienced extreme price and volume fluctuations that have often been unrelated or disproportionate to the operating performance of companies. These broad market and industry fluctuations, as well as general economic, political and market conditions such as recessions, interest rate changes or international currency fluctuations, may negatively impact the market price of our common stock. In addition, in the past, following periods of volatility in the overall market and the market price of a particular company’s securities, securities class action litigation has often been instituted against these companies. We may be the target of this type of litigation in the future. Securities litigation, if instituted against us, could result in substantial costs and a diversion of our management’s attention and resources, whether or not we are successful in such litigation.
Our principal stockholders may exert substantial influence over us and may exercise their control in a manner adverse to your interests.
     Our senior management and executive search consultants own an aggregate of 4,523,075 shares, or sixty-six percent of our outstanding common stock. More specifically, seven members of our senior management and executive search consultants own, collectively, 3,311,972 shares, or forty-eight percent, of our outstanding common stock. Because a limited number of persons may exert substantial influence over us, transactions could be difficult or impossible to complete without the support of those persons. It is possible that these persons will exercise control over us in a manner adverse to your interests.
Future sales of our common stock may cause our stock price to decline.
     If our existing stockholders sell, or indicate an intention to sell, substantial amounts of our common stock in the public market, the market price of our common stock could decline. These sales might also make it more difficult for us to sell additional equity securities at a time and price that we deem appropriate. As of December 31, 2010, we had 7,176,920 shares of common stock outstanding.
     We, each of our directors and executive officers and substantially all of our affiliates as defined in Rule 144 of the Securities Act, have agreed, for a period of 180 days after the date of the prospectus filed with the Securities and Exchange Commission in connection with our initial public offering, which was December 7, 2010, not to (i) offer, pledge, sell, contract to sell, sell any option or contract to purchase, purchase any option or contract to sell, grant any option, right or warrant for the sale of, or otherwise dispose of or transfer any shares of common stock or any securities convertible into or exchangeable or exercisable for common stock or (ii) enter into any swap or any other agreement or any transaction that transfers, in whole or in part, directly or indirectly, the economic consequences of ownership of common stock or any securities convertible into or exchangeable for any shares of common stock, without prior written consent of William Blair & Company, L.L.C., other than shares of common stock issued in our initial public offering, under our 2010 equity incentive plan or upon exercise of stock options granted pursuant to our 2010 equity incentive plan.
     Additionally, our directors, executive officers and substantially all of our affiliates as defined in Rule 144 of the Securities Act, have agreed with the underwriters of our initial public offering, subject to certain exceptions, not to sell any shares of our common stock or securities convertible into, or exercisable, or exchangeable for, shares of our common stock, without the prior written consent of William Blair & Company, L.L.C., except as follows:
•	commencing December 7, 2011, each such person may sell up to one-third of the shares of common stock held by such person as of December 7, 2010;

•	commencing December 7, 2012, each such person may sell up to two-thirds of the shares of common stock held by such person as of December 7, 2010; and

•	commencing December 7, 2013, each such person may sell one hundred percent of the shares of common stock held by such person as of December 7, 2010.
     After the expiration of the lock-up agreements, up to 4,523,075 restricted securities may be sold into the public market in the future without registration under the Securities Act to the extent permitted under Rule 144. Of these restricted securities, 1,507,691 shares will be available for sale on December 7, 2011, 1,507,692 shares will be available for sale on December 7, 2012, and 1,507,692 shares will be available for sale on December 7, 2013, in each case subject to volume or other limits under Rule 144.
     Furthermore, 1,000,000 shares are available for grant under our 2010 equity incentive plan and, if issued or granted, will become eligible for sale in the public market once permitted by provisions of various vesting agreements, lock-up agreements and Rule 144, as applicable. Additionally, up to 250,830 shares of common stock will be issued upon the vesting (108,784 shares of common stock will vest in 2011, 103,946 shares of common stock will vest in 2012, and 38,100 shares of common stock will vest in 2013) of certain grants made in connection with the employment of certain executive search consultants. If these additional shares of common stock are, or if it is perceived that they will be sold in the public market, the trading price of our common stock could decline.
If securities or industry analysts do not publish research or reports about our business, if they adversely change their recommendations regarding our common stock, or if our operating results do not meet their expectations, our stock price and trading volume could decline.
     The trading market for our common stock will be influenced by the research and reports that securities or industry analysts publish about us or our business. We do not have any control over these reports or analysts. If any of the analysts who cover our company downgrades our stock, or if our operating results do not meet the analysts’ expectations, our stock price could decline. Moreover, if any of these analysts ceases coverage of our company or fails to publish regular reports on our business, we could lose visibility in the financial markets, which in turn could cause our stock price and trading volume to decline.
We currently do not intend to pay dividends on our common stock and, as a result, your only opportunity to achieve a return on your investment is if the price of our common stock appreciates.
     We currently do not expect to declare or pay dividends on our common stock in the foreseeable future. Instead, we anticipate that all of our earnings in the foreseeable future will be used in the operation and growth of our business. Any determination to pay dividends in the future will be at the discretion of our board of directors. In addition, our ability to pay dividends on our common stock is currently limited by the covenants of our credit facility and may be further restricted by the terms of any future debt or preferred securities. Accordingly, your only opportunity to achieve a return on your investment in our company may be if the market price of our common stock appreciates and you sell your shares at a profit. The market price for our common stock may never exceed, and may fall below, the price that you pay for our common stock.
Anti-takeover provisions in our charter documents and under Delaware law could make an acquisition of us, which may be beneficial to our stockholders, more difficult and may prevent attempts by our stockholders to replace or remove our current management.
     Provisions in our certificate of incorporation and bylaws may delay or prevent an acquisition of us or a change in our management. These provisions include:
•	a board of directors whose members can only be dismissed for cause;

•	the right of the board of directors to elect a director to fill a vacancy created by the expansion of the board of directors;

•	the ability of the board of directors to alter our bylaws without obtaining stockholder approval;

•	the prohibition on actions by written consent of our stockholders;

•	the limitation on who may call a special meeting of stockholders;

•	the establishment of advance notice requirements for nominations for election to our board of directors or for proposing matters that can be acted upon at stockholder meetings;

•	the ability of our board of directors to issue preferred stock without stockholder approval, which would increase the number of outstanding shares and could thwart a takeover attempt; and

•	the requirement of at least seventy-five percent of the outstanding common stock to amend any of the foregoing provisions.
     In addition, because we are incorporated in Delaware, we are governed by the provisions of Section 203 of the Delaware General Corporation Law, which limits the ability of stockholders owning in excess of fifteen percent of our outstanding voting stock to merge or combine with us. Although we believe these provisions collectively provide for an opportunity to obtain greater value for stockholders by requiring potential acquirors to negotiate with our board of directors, they would apply even if an offer rejected by our board were considered beneficial by some stockholders. In addition, these provisions may frustrate or prevent any attempts by our stockholders to replace or remove our current management by making it more difficult for stockholders to replace members of our board of directors, which is responsible for appointing the members of our management.
ITEM 1B. UNRESOLVED STAFF COMMENTS.
     None.
ITEM 2. PROPERTIES.
Offices
     Our principal executive offices are located in New York, New York, and our corporate, administrative and research functions are located in our office in Cleveland, Ohio. Our operations are based in the following locations:

U.S. Locations	Non-U.S. Locations	Associated Offices
Boston, MA	Geneva, Switzerland	Bogota, Colombia
Chicago, IL	Hong Kong	Caracas, Venezuela
Cleveland, OH	London, United Kingdom	Lima, Peru
Columbia, MD	Paris, France	Mexico City, Mexico
Miami, FL	Shanghai, China	Santiago, Chile
New York, NY	Singapore	Sao Paulo, Brazil
Redwood Shores, CA	Toronto, Canada
Washington, DC
All of our offices are leased. We do not own any real property.

ITEM 3. LEGAL PROCEEDINGS.
     From time to time we are involved in litigation incidental to our business. We are currently not party to any litigation, the adverse resolution of which, in management’s opinion, would be likely to have an adverse effect on our business, financial condition or results of operations.
ITEM 4. (REMOVED AND RESERVED).
PART II
ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.
Market for Our Common Stock
     We completed our initial public offering on December 13, 2010, and our common stock began trading on the NYSE AMEX exchange on December 7, 2010, under the symbol “CTP.” The closing price of our common stock on March 15, 2011, was $15.34. The following table sets forth the high and low sales prices of our common stock for the period from our initial public offering through December 31, 2010:

	High	Low
December 7, 2010, through December 31, 2010	$15.75	$12.94
Holders
     As of March 15, 2011, there were sixty direct holders of record of our common stock.
Dividend Policy
     We currently expect to retain future earnings, if any, for use in the operation and expansion of our business and do not intend to declare or pay any cash dividends on our common stock in the foreseeable future. Our ability to pay cash dividends on our common stock is limited by covenants in our revolving credit facility and may be further restricted by the terms of any future debt or preferred securities.

Equity Compensation Plan Information

			Number of securities
			remaining available for
	Number of securities to be		future issuance under equity
	issued upon exercise of	Weighted-average exercise	compensation plans
	outstanding options,	price of outstanding options,	(excluding securities
Plan Category	warrants and rights	warrants and rights	reflected in column (a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders	0	N/A	1,000,000
Equity compensation plans not approved by security holders	0	N/A	0
Total	0	N/A	1,000,000
Sales of Unregistered Securities
     The following sets forth information regarding all unregistered securities (member units were converted into shares of our common stock at a ratio of 1:5.269 in connection with our initial public offering) sold during 2010:
1.	On August 4, 2010, we granted an executive search consultant 2,000 member units, which vest on the first, second and third anniversary of the date of grant. This grant was made as part of renegotiating the compensation package for one of our executive search consultants. This grant was exempt from registration under Section 4(2) of the Securities Act, as a sale not involving a public offering, or pursuant to Rule 701 under the Securities Act.

2.	On August 3, 2010, we granted an executive search consultant 1,700 member units, which vest on the first, second and third anniversary of the date of grant. The grant was made as part of an offer of employment for an executive search consultant. This grant was exempt from registration under Section 4(2) of the Securities Act, as a sale not involving a public offering, or pursuant to Rule 701 under the Securities Act.

3.	On August 2, 2010, we granted an executive search consultant 2,000 member units, which vest on the first, second and third anniversary of the date of grant. The grant was made as part of an offer of employment for an executive search consultant. This grant was exempt from registration under Section 4(2) of the Securities Act, as a sale not involving a public offering, or pursuant to Rule 701 under the Securities Act.

4.	On August 1, 2010, we granted an executive search consultant 20,000 member units, 6,668 of which vested immediately and are subject to a one-year clawback. The remaining member units vest on the first and second anniversary of the date of grant. The grant was made as part of an offer of employment for an executive search consultant. This grant was exempt from registration under Section 4(2) of the Securities Act, as a sale not involving a public offering, or pursuant to Rule 701 under the Securities Act.

5.	On July 14, 2010, we granted an executive search consultant 3,000 member units. 1,000 member units vest on April 1 of each of 2011, 2012 and 2013. This grant was made as part of renegotiating the compensation package for one of our executive search consultants. This grant was exempt from registration under Section 4(2) of the Securities Act, as a sale not involving a public offering, or pursuant to Rule 701 under the Securities Act.

6.	On June 8, 2010, we granted an executive search consultant 1,000 member units, which vest on the first, second and third anniversary of the date of grant. This grant was made as part of an offer of employment for an executive search consultant. This grant was exempt from registration under Section 4(2) of the Securities Act, as a sale not involving a public offering, or pursuant to Rule 701 under the Securities Act.

7.	On April 1, 2010, we granted an executive search consultant 9,500 member units, which vest on the first, second and third anniversary of the date of grant. This grant was made as part of an offer of employment for an executive search consultant. This grant was exempt from registration under Section 4(2) of the Securities Act, as a sale not involving a public offering, or pursuant to Rule 701 under the Securities Act.

8.	On March 1, 2010, we issued an aggregate of 29,100 performance units to executive search consultants pursuant to our performance unit plan, which was terminated prior to the effectiveness of this registration statement. The grants made in 2010 were made with a grant price of $30.28 per member unit. These grants were made in connection with the employment of certain executive search consultants and we received no consideration in connection therewith. The grants were exempt from registration pursuant to Rule 701 under the Securities Act or pursuant to Section 4(2) under the Securities Act.

9.	On January 18, 2010, we granted an executive search consultant 1,500 member units, which vest on the first, second and third anniversary of the date of grant. This grant was made as part of an offer of employment for an executive search consultant. This grant was exempt from registration under Section 4(2) of the Securities Act, as a sale not involving a public offering, or pursuant to Rule 701 under the Securities Act.

10.	On January 6, 2010, we granted an executive search consultant 1,000 member units, which vest on the first, second and third anniversary of the date of grant. This grant was made as part of an offer of employment for an executive search consultant. This grant was exempt from registration under Section 4(2) of the Securities Act, as a sale not involving a public offering, or pursuant to Rule 701 under the Securities Act.
Use of Proceeds from Registered Securities
     In connection with our initial public offering, we offered and sold 2,215,373 shares of our common stock, par value $0.001 per share, at a price of $13.00 per share. Additionally, certain selling stockholders offered and sold 438,472 shares of our common stock at a price of $13.00 per share. The offer and sale of the shares in the initial public offering were registered under the Securities Act of 1933, as amended, pursuant to a registration statement on Form S-1 (File No. 333-169224), which was declared effective by the Securities and Exchange Commission on December 7, 2010. The managing underwriters in our initial public offering were William Blair & Company, L.L.C. and C.L King & Associates, Inc.
     After deducting underwriting discounts and commissions and offering related expenses, our net proceeds from the initial public offering were approximately $24.4 million. In connection with our initial public offering, we paid underwriting discounts and commissions of approximately $2.0 million and paid approximately $2.4 million in offering expenses. No discounts, commissions, finders’ fees or expenses were paid to any of our directors or officers (or to any of their affiliates), to persons owning ten percent (10%) or more of any of our securities or to any of our affiliates in connection with our initial public offering.
     As of December 31, 2010, we had used the net proceeds from our initial public offering as follows:
•	approximately $4.7 million of cash, including the related payroll taxes, was used to pay out the value of performance units granted to certain of our executive search consultants (including payments of $207,679 to Brian M. Sullivan, our chief executive officer, $197,602 to David C. Nocifora, our chief operating and chief financial officer);

•	approximately $1.9 million to prepay in full a promissory note issued by the Company to the former chief executive officer of the Company and his family trust; and

•	approximately $1.6 million to prepay certain convertible promissory notes with certain employees (including a payment of $453,400 to Brian M. Sullivan, our chief executive officer).

There has been no material change in the planned use of the net proceeds from that described in the prospectus included in our registration statement.
Issuer Purchases of Equity Securities
     None.
ITEM 6. SELECTED FINANCIAL DATA.
     Not required for smaller reporting companies.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION
     Management’s Discussion and Analysis of Financial Condition and Results of Operations as well as other sections of this annual report on Form 10-K contain forward-looking statements. The Private Securities Litigation Reform Act of 1995 provides a safe harbor for forward-looking statements. The forward-looking statements are based on current expectations, estimates, forecasts and projections about the industry in which we operate and management’s beliefs and assumptions. Forward-looking statements may be identified by the use of words such as “expects,” “anticipates,” “intends,” “plans,” “believes,” “seeks,” “estimates,” “projects,” “forecasts,” and similar expressions. Forward-looking statements are not guarantees of future performance and involve certain known and unknown risks, uncertainties and assumptions that are difficult to predict. Actual outcomes and results may differ materially from what is expressed, forecasted or implied in the forward-looking statements. Factors that may affect the outcome of the forward-looking statements include, among other things, our expectations regarding our revenues, expenses and operations and our ability to sustain profitability; our ability to recruit and retain qualified executive search consultants to staff our operations appropriately; our ability to expand our customer base and relationships, especially given the off-limit arrangements we are required to enter into with certain of our clients; further declines in the global economy and our ability to execute successfully through business cycles; our anticipated cash needs; our anticipated growth strategies and sources of new revenues; unanticipated trends and challenges in our business and the markets in which we operate; social or political instability in markets where we operate; the impact of foreign currency exchange rate fluctuations; price competition; the ability to forecast, on a quarterly basis, variable compensation accruals that ultimately are determined based on the achievement of annual results; the mix of profit and loss by country; and our ability to estimate accurately for purposes of preparing our consolidated financial statements. For more information on the factors that could affect the outcome of forward-looking statements, see Risk Factors in Item 1A of this Form 10-K. We caution the reader that the list of factors may not be exhaustive. We undertake no obligation to update publicly any forward-looking statements, whether as a result of new information, future events or otherwise.
     Management’s Discussion and Analysis of Financial Condition and Results of Operation has been prepared for the twelve-month periods ending December 31, 2010, and 2009. The Company’s financial statements have been prepared on a successor and predecessor basis due to the Company’s conversion from a limited liability company to a corporation on December 1, 2010.
Components of Our Statement of Operations
Revenue
     Net Revenue. Our executive search services are provided on a retained basis. Net revenue is comprised of the following four components:
•	Fee Revenue. The vast majority of our revenue for retained executive search and board advisory services is received as retainer fees (which we refer to as “fee revenue”). Our retainer fee is typically equal to thirty-three percent of the first year total cash compensation for the position being filled. Generally, our retainer fee is paid in three sequential monthly installments commencing in the month of our engagement by the client.

•	Indirect Expenses Billed to Clients. For each engagement, we are paid a flat fee, generally $9,000, to cover certain costs associated with the search process. These costs include:
•	research and research tools;

•	legal, human resource and other outside services; and

•	the development and maintenance of our proprietary database and communication systems.
•	Supplemental Fees. We are paid supplemental fees in the following circumstances:
•	Uptick: in the event that the actual total cash compensation paid to a placed candidate exceeds the estimated compensation on which our retained fees were based, we typically are paid, at the time of placement, an amount equal to thirty-three percent of the difference between the actual total cash compensation paid and the estimate; and

•	Pick-Up: in the event that a client hires a candidate for a position other than the position identified in the original search assignment, we typically are paid thirty percent of the first year’s total cash compensation for the position filled.

•	License Revenue. For services rendered by our associated offices in Latin America, we are paid a license fee equal to a percentage of the gross fees billed to clients. The license fee is three percent for the first year of affiliation and six percent thereafter.
     In addition to the components of our net revenue, we also track certain performance metrics that drive revenue. In the executive search industry, revenue in any given period is driven by:
•	the number of search assignments;

•	the number of executive search consultants;

•	executive search consultant productivity, measured by average annualized net revenue per executive search consultant; and

•	average revenue per executive search.
Since we are paid license fees by our associated offices in Latin America, and we do not employ the executive search consultants in those offices, we exclude our associated offices in Latin America in tracking the revenue drivers listed above. We believe that by excluding such results we get a better picture of what is driving core revenue.
     Reimbursements and Reimbursed Expenses. We are generally reimbursed by our clients for the direct expenses associated with our search activity on their behalf. These direct expenses include travel, other out-of-pocket expenses and third-party costs, and we report such reimbursements as a separate component of total revenue. In addition, we record such direct expenses as a separate component of operating expenses when incurred. We manage our business on the basis of net revenue (before reimbursements and reimbursed expenses) since we believe that this is the most accurate reflection of our services.
Operating Expenses
     Compensation and Benefits Expenses. We utilize a combination of base salary, revenue and volume bonuses and equity compensation to compensate our employees. Brief descriptions of each component are as follows:
•	Base Salary. Each executive search consultant’s base salary is determined based upon his or her prior experience and history of revenue generation. Under the revenue and volume bonus plans described below, we deduct the base salary of each executive search consultant from any bonus paid.

•	Revenue Bonus. Each executive search consultant is paid a tiered bonus based upon the amount of collected revenue that is credited to such consultant. The higher the revenue credited, the higher the percentage of such revenue that is paid to the executive search consultant as a bonus and thus accrued by us as an expense. As a result of this tiered bonus system, the mix of individual consultants’ performance levels can significantly affect the total amount of compensation expense we record. All collected fee revenue is credited to executive search consultants as follows: twenty percent to the originator, thirty percent to the executive search consultant or team of executive search consultants that contributed to converting a lead into a committed engagement and fifty percent to the executive search consultants that execute the search. Our revenue bonus is not discretionary and is not based upon total firm profitability.

•	Volume Bonus. We pay a volume bonus to our executive search consultants based upon the total amount of collected revenue originated by an executive search consultant. Our volume bonus is not discretionary and is not based upon total firm profitability.

•	Signing Bonus. We may pay a signing bonus as part of recruiting new executive search consultants to the Company.

•	Equity Compensation. We may grant equity compensation to our executive officers and executive search consultants in order to:
•	align our employees’ interest with those of our stockholders;

•	facilitate ownership of our common stock by our executive officers and executive search consultants; and

•	attract and retain talent.
•	Other Employee Compensation: We pay our associates, researchers and administrative and support staff based upon a combination of base salary, performance-based bonuses and discretionary bonuses.

     General and Administrative Expenses. General and administrative expenses are comprised primarily of rent, depreciation, business development, professional fees, communications and IT, networking costs and insurance. Incremental increases in revenue do not necessarily result in proportional increases in general and administrative expenses.
     Income Tax Expense. Prior to our initial public offering, we were treated as a partnership for United States federal income tax purposes and, as a result, we did not incur any federal income tax expenses. We converted to a Delaware “C” corporation on December 1, 2010, and our outstanding member units were converted into shares of common stock. Going forward, we will be taxed as a “C” corporation at the federal, state and local levels.
Results of Operations
     The following tables summarize, for the periods indicated, our results of operations:

	Twelve Month Period Ending December 31,
	2009	2010
Revenue:
Net revenue	$73,860,740	$113,706,519
Reimbursable expenses	2,727,182	3,950,825

Total revenue	$76,587,922	$117,657,344

Operating Expenses:
Compensation and benefits	$48,571,747	$88,134,877
General and administrative	19,412,165	22,561,876
Reimbursable expenses	2,942,669	4,204,188

Total operating expenses	$70,926,581	$114,900,941
Operating income (loss)	$5,661,341	2,756,403
Net interest expense	409,034	306,891

Income (loss) before income taxes	$5,252,307	$2,449,512
Income tax expense	463,698	638,184

Net income (loss)	$4,788,609	$1,811,328

Twelve Month Period Ended December 31, 2010 Compared to Twelve Month Period Ended December 31, 2009
     Net Revenue. Net revenue increased $40 million, or 53.9%, to $113.7 million in 2010 from $73.9 million in 2009. The increase in net revenue was the result of an increase in the number of search assignments on which we were engaged, an increase in the number of executive search consultants employed by us and an increase in our executive search consultant productivity, as set forth below (this data excludes the operations of our associated offices in Latin America):

				Percentage
	Year Ended December 31,		Increase/	Increase/
Performance Metrics	2009	2010	(Decrease)	(Decrease)
Number of new search assignments	667	1,103	436	65.3%
Number of executive search consultants (as of period end)	77	88	11	14.3%
Productivity, as measured by average annualized net revenue per executive search consultant	$959,000	$1,292,000	$333,000	34.7%
Average revenue per executive search	$103,500	$102,900	$(600)	(0.6%)
     Compensation and Benefits Expenses. Compensation and employee benefits expense increased $39.6 million, or 81.5%, to $88.1 million in 2010 from $48.6 million in 2009. As a percentage of net revenue, compensation and benefits increased to 77.5% in 2010 from 65.8% in 2009. The increase in compensation and benefits expense was primarily the result of a $21.2 million increase in bonus compensation for executive search consultants in 2010, which was the direct result of higher consolidated net revenue in 2010 as compared to 2009. Additionally, in 2010, we (i) hired eleven new executive search consultants and sixty-nine other recruiting and support staff; (ii) incurred an expense of approximately $2.7 million in connection with equity based grants and signing bonuses made to newly hired executive search consultants; (iii) incurred a one-time $0.5 million non-cash expense in connection with our mandatorily redeemable membership units; (iv) incurred a one-time expense of $4.7 million in connection with the termination of our performance unit plan; (v) incurred an expense for the full amount of salary and bonus owed to our chief executive officer and our chief operating/financial officer, which were voluntarily reduced in 2009, resulting in a $1.4 million incremental increase in compensation and benefits expenses; and (vi) restored discretionary bonuses and removed temporary base salary reductions for support and corporate staff made in 2009, resulting in an additional $2.0 million incremental increase in compensation and benefits expenses.
     General and Administrative Expenses. General and administrative expenses increased $3.1 million, or 16.2%, to $22.5 million in 2010 from $19.4 million in 2009. The increase was mainly due to increased professional fees of $1.0 million, fees associated with hiring new employees in the amount of $0.6 million and travel and business development expense of $1.2 million related to our 53.9% increase in revenues. Because our revenue increased more than our general and administrative expenses, general and administrative expenses as a percentage of net revenue declined to 19.8% in 2010 from 26.3% in 2009.
     Operating Income. Operating income decreased $2.9 million, or 51.3%, to $2.8 million in 2010 from $5.7 million in 2009. The decrease primarily reflects an increase in compensation and benefits expense offset by the increase in net revenue.
     Net Interest Expense. Net interest expense decreased $102,000, or 25.0%, to $307,000 in 2010 from $409,000 in 2009. The decrease in net interest expense reflects a lower average outstanding balance under our revolving credit facility in 2010 as compared to 2009.
     Income Before Taxes and Income Tax Expense. In 2010, we reported income before taxes of $2.4 million and recorded income tax expense of $0.6 million, as compared to income before taxes of $5.3 million and income tax expense of $0.5 million in 2009. The increase in income tax expense was primarily due to a $1.2 million increase in our current tax provision offset by a $0.8 million deferred tax benefit.
     During the first eleven months of 2010 and during all of 2009 we were not subject to United States federal income taxes because we were taxed as a partnership under federal tax law. Accordingly, no provision or liability for income taxes was recorded for federal income taxes for such periods in our consolidated financial statements since any income or loss for such periods was included in the tax returns of our members. The income tax expense recorded in 2009 represented state and local taxes in those jurisdictions that do not recognize entities taxed as a partnership. In addition, the Company’s subsidiaries are subject to entity-level income taxes in their respective foreign jurisdictions.
     On December 1, 2010, we converted from a Delaware limited liability company to a Delaware “C” corporation, and became taxable as a “C” corporation at the federal, state and local levels. Accordingly, the income tax expense recorded in 2010 includes federal, state and local income taxes for the last month of 2010.
Liquidity and Capital Resources
     General. Our primary sources of liquidity are cash, cash flows from operations and borrowing availability under our revolving credit facility. We continually evaluate our liquidity requirements, capital needs and availability of capital resources based on our operating needs. We believe that our existing cash balances together with the funds expected to be generated from operations and funds available under our committed revolving credit facility will be sufficient to finance our operations for the foreseeable future.
     The following table summarizes our cash flow for the periods shown:

	Year Ended December 31,
	2009	2010
Net cash provided by operating activities	$89,281	$6,179,932
Net cash (used in) investing activities	(129,692)	(1,152,864)
Net cash provided by financing activities	1,207,493	14,066,907

Net increase in cash	$1,167,082	$19,093,975

     Cash. Cash at December 31, 2010 was $24.0 million, as compared to $5.1 million at December 31, 2009. The increase in cash reflects the closing of our initial public offering in December 2010 as we received net proceeds of $24.4 million.
     Cash Flow from Operating Activities. In 2010, cash provided by operating activities was $6.2 million principally reflecting a net income of $1.8 million in addition to an increase in accrued compensation of $4.6 million and accrued expenses of $3.0 million partially offset by a reduction in accounts receivable of $5.9 million and a reduction in prepaid expenses of $1.1 million. Cash provided by operating activities was $89,300 in 2009, principally reflecting a net income of $4.8 million partially offset by decreases in accrued expenses and other assets and liabilities.

     Cash from Investing Activities. In 2010, cash used in investing activities was $1.2 million compared to $0.1 million in 2009. These cash outflows were mainly for capital expenditures.
     Cash from Financing Activities. In 2010, cash received from financing activity was $14.1 million, primarily as a result of the proceeds of the initial public offering of $24.4 million offset by payments made on our credit facility of $4.7 million, payments made on notes issued to repurchase units from former members of CTPartners Executive Search LLC of $2.8 million, the redemption of $1.7 million of convertible notes and $1.3 million of member distributions. Cash received from financing activities in 2009 was $1.2 million primarily resulting from borrowing against our credit facility, offset by payments made on notes issued to repurchase units from former members of CTPartners Executive Search LLC. Since March 2004, we have had a committed revolving credit facility. Under our credit facility, we may borrow U.S. dollars at LIBOR plus 3.25%. A facility fee is charged even if no portion of the credit facility is used. Our credit facility expires on April 30, 2012. The borrowings outstanding under our credit facility were $0 at December 31, 2010, and $4.7 million at December 31, 2009. As of December 31, 2010, we had $10 million available to borrow. The facility is secured by principally by accounts receivable and equipment. Additionally, the Company is required to maintain specified leverage and fixed charge coverage ratios as defined in the Credit Agreement. The Credit Agreement also requires the Company to maintain a minimum net worth based on a formula in the Credit Agreement.
     Off-Balance Sheet Arrangements. We do not have off-balance sheet arrangements, special purpose entities, trading activities or non-exchange traded contracts.
Application of Critical Accounting Policies and Estimates
     General. Management’s Discussion and Analysis of Financial Condition and Results of Operations is based upon our consolidated financial statements, which have been prepared using accounting principles generally accepted in the United States of America (GAAP). Our significant accounting policies are discussed in Note 1, Summary of Significant Accounting Policies, in the notes to our consolidated financial statements. The preparation of our consolidated financial statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue and expenses, and related disclosure of contingent assets and liabilities. Management bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual amounts may differ from these estimates under different assumptions or conditions. If actual amounts are ultimately different from previous estimates, the revisions are included in our results of operations for the period in which the actual amounts become known.
     An accounting policy is deemed to be critical if it requires an accounting estimate to be made based on assumptions about matters that are highly uncertain at the time the estimate is made, and if different estimates that reasonably could have been used, or changes in the accounting estimates that are reasonably likely to occur periodically, could materially impact the financial statements. Management believes the following critical accounting policies reflect the Company’s more significant estimates and assumptions used in the preparation of our consolidated financial statements:
     Revenue Recognition. Substantially all revenue is derived from fees for professional services related to executive search services. Revenue before reimbursements of direct expenses (“net revenue”) consists of: retainer fees; indirect expenses billed to clients; supplemental fees (fees contractually due to the Company if the actual compensation of the placed candidate exceeds the estimated compensation on which the retainer fee was based or the client hires other candidates presented by the Company for positions not related to the original search assignment); and license revenue. Since retainer fees and indirect expenses are generally not contingent upon placement of a candidate, our assumptions primarily relate to establishing the period over which our services are performed. The period over which we recognize revenue may not directly correspond to the length of a search because revenue recognition is aligned with our assumptions regarding the provision of services during the engagement. These assumptions determine the timing of revenue recognition and profitability for the reported period. If these assumptions do not accurately reflect the period over which revenue is earned, revenue and profit could differ. We annually review our assumptions with regard to the establishment of the period over which our services are performed to ensure that our revenue recognition policy is in accordance with generally accepted accounting principles. Retainer fees and indirect expenses from executive search engagements are recognized over the expected period of performance in proportion to the estimated personnel time incurred to fulfill our obligations under the engagements. Any supplemental fees are recognized upon the occurrence of the event triggering the payment of a supplemental fee.
     Accounts Receivable and Allowances for Doubtful Accounts. Accounts receivable from our clients are recorded at the invoiced amounts and do not bear interest. Our invoices generally require payment upon receipt, and accounts greater than ninety days past due are considered delinquent. We determine an allowance for a delinquent account based upon an analysis of several factors, including the aging of the account, historical write-off experience and an analysis of the specific account.

Actual collections of accounts receivable could differ from our estimates due to macro-economic conditions, changes in the executive search industry or a specific client’s financial condition.
     Income Taxes. Deferred taxes are provided on a liability method whereby deferred tax assets are recognized for deductible temporary differences and operating loss and tax credit carryforwards and deferred liabilities are recognized for tax temporary differences. Temporary differences are the differences between the reported amounts of assets and liabilities and their tax basis. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will note be realized. Deferred tax assets and liabilities are adjusted for the effects of changes in tax laws and rates on the date of enactment.
     Share/Equity-Based Compensation. As of the Effective Date, the Company accounts for share/equity-based compensation based on the fair value of the award at the grant date and recognizes compensation expense over requisite service or terms of the employment agreement. Prior to the Effective Date, the Company accounted for share/equity-based compensation based on the Formula Value and recognized compensation expense over the requisite service period using the straight-line method. Also prior to the Effective Date, the Company measured compensation expense related to the performance units at each measurement date using the intrinsic value method.
Recently Adopted Financial Accounting Standards
     None
ITEM 8. FINANCIAL STATEMENTS.

Report of Independent Registered Public Accounting Firm
To the Board of Directors and Stockholders of
CTPartners Executive Search Inc. and Subsidiaries
Cleveland, Ohio
We have audited the accompanying consolidated balance sheet of CTPartners Executive Search Inc. and Subsidiaries (the “Successor”) as of December 31, 2010, and the related consolidated statements of operations and, stockholders’ equity, for the period December 1, 2010 to December 31, 2010. We have also audited the balance sheet of CTPartners Executive Search LLC and Subsidiaries (the “Predecessor”) as of December 31, 2009, and the related consolidated statements of operations and, members’ equity (deficit) for the period January 1, 2010 to November 30, 2010, and for the year ended December 31, 2009. We have also audited the consolidated statements of cash flows of the Successor and Predecessor (collectively the “Company”) combined for the years ended December 31, 2010 and 2009. These financial statements are the responsibility of management. Our responsibility is to express an opinion on these financial statements based on our audits.
We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Successor as of December 31, 2010 and the Predecessor as of December 31, 2009, and the results of the Successor’s and Predecessor’s operations and their cash flows for the periods set forth in the first paragraph, in conformity with accounting principles generally accepted in the United States of America.
As discussed in Note 1 to the consolidated financial statements, the Successor commenced operations on December 1, 2010 as a result in the change in the Company’s tax status and in anticipation of the closing of its initial public offering.
/s/ McGladrey & Pullen, LLP
Cleveland, Ohio
March 23, 2011

CTPartners Executive Search Inc. and Subsidiaries
Consolidated Balance Sheets
December 31, 2010 and 2009

	Successor	Predecessor
	2010	2009

Assets
Current Assets
Cash	$24,030,543	$5,093,700
Accounts receivable, net	21,197,842	15,351,547
Other receivables	326,542	790,975
Prepaid expenses	2,430,879	1,671,510
Deferred income taxes	1,219,024	—
Other	1,003,051	550,425

Total current assets	50,207,881	23,458,157

Leasehold Improvements and Equipment, Net	3,147,192	3,714,657

Other assets	1,393,823	703,286
Deferred income taxes	346,026	—

	$55,094,922	$27,876,100

Liabilities, Redeemable Member Units and Stockholders’/Members’ Equity (Deficit)
Current Liabilities
Current portion of long-term debt	$181,962	$960,742
Line of credit	—	4,660,027
Accounts payable	1,574,493	647,473
Accrued compensation	18,132,980	13,425,668
Accrued business taxes	1,419,338	938,488
Income taxes payable	1,172,649	177,209
Accrued expenses	3,845,685	1,414,786

Total current liabilities	26,327,107	22,224,393

Long-Term Liabilities
Long-term debt, less current maturities	622,929	4,240,053
Deferred rent, less current maturities	1,667,473	1,697,122
Pension liability	—	569,005
Mandatorily redeemable member units	—	628,810
Other	—	191,148

Total long-term liabilities	2,290,402	7,326,138

Redeemable Member Units	—	30,937,827

Stockholders’/Members’ Equity (Deficit)
Preferred stock: 1,000,000 shares authorized, no shares issued and outstanding	—	—
Common stock: $0.001 par value, 30,000,000 shares authorized, 7,176,920 issued and outstanding	7,177	—
Additional paid-in capital	33,622,796	—
Accumulated deficit	(5,791,728)	—
Accumulated other comprehensive income (loss)	(1,360,832)
Members’ equity (deficit)	—	(32,612,258)

	26,477,413	(32,612,258)

	$55,094,922	$27,876,100

See Notes to Consolidated Financial Statements.

CTPartners Executive Search Inc. and Subsidiaries
Consolidated Statements of Operations

	Successor	Predecessor
	For the Period	For the Period
	December 1 to	January 1 to	Year Ended
	December 31,	November 30,	December 31,
	2010	2010	2009
Net revenue	$8,978,583	$104,727,936	$73,860,740
Reimbursable expenses	417,421	3,533,404	2,727,182

Total revenue	9,396,004	108,261,340	76,587,922

Operating expenses
Compensation and benefits	11,376,950	76,757,927	48,571,747
General and administrative	2,801,705	19,760,171	19,412,165
Reimbursable expenses	496,442	3,707,746	2,942,669

	14,675,097	100,225,844	70,926,581

Operating income (loss)	(5,279,093)	8,035,496	5,661,341

Financial income (expense)
Interest expense	(146,867)	(215,450)	(499,838)
Interest income	55,426	—	90,804

	(91,441)	(215,450)	(409,034)

Income (loss) before income taxes	(5,370,534)	7,820,046	5,252,307

Income tax expense	(421,194)	(216,990)	(463,698)

Net income (loss)	$(5,791,728)	$7,603,056	$4,788,609

Basic and diluted loss per common share	$(0.89)

Basic and diluted weighted average common shares	6,524,808
See Notes to Consolidated Financial Statements.

CTPartners Executive Search Inc. and Subsidiaries
Consolidated Statements of Stockholders’/Members’ Equity (Deficit)

			Notes	Accumulated	Total					Accumulated
			Receivable	Other	Members’					Other	Total
		Members’	from Members’	Comprehensive	Equity	Common Stock		Additional	Retained	Comprehensive	Stockholders’
	Units	Equity (Deficit)	Purchase of Units	Income (Loss)	(Deficit)	Shares	Amount	Paid-in Capital	Earnings/(Deficit)	Income (Loss)	Equity

PREDECESSOR
Balance, January 1, 2009	961,387	(49,487,393)	(101,159)	(3,172,342)	(52,760,894)
Net income	—	4,788,609	—	—	4,788,609
Comprehensive income (loss)
Foreign currency translation adjustments	—	—	—	530,342	530,342
Defined benefit pension plan	—	—	—	187,327	187,327
Other comprehensive loss	—	—	—	(7,790)	(7,790)
Forgiveness of intercompany debt	—	(171,877)	—	171,877	—

Comprehensive income					5,498,488
Change in fair value of redeemable member units	—	13,801,303	—	—	13,801,303
Equity-based compensation	(77)	827,370	—	—	827,370
Member units redeemed	(16,387)	(12,988)	—	—	(12,988)
Member payments received on notes receivable	—		34,463	—	34,463

Balance, December 31, 2009	944,923	(30,254,976)	(66,696)	(2,290,586)	(32,612,258)	—	—	—	—	—	—

Net income	—	7,603,056	—	—	7,603,056

Comprehensive income (loss)
Foreign currency translation adjustments	—	—	—	(117,859)	(117,859)
Defined benefit pension plan	—	—	—	309,672	309,672

Comprehensive income					7,794,869
Change in fair value of redeemable member units	—	(23,985,620)	—	—	(23,985,620)
Equity-based compensation	13,412	1,227,360	—	—	1,227,360
Member units redeemed	(34,332)	(850,102)	—	—	(850,102)
Member distributions	—	(1,550,000)	—	—	(1,550,000)
Payments received on members’ notes receivable	—	—	66,696	—	66,696
Conversion of convertible notes to member units	17,687	891,600	—	—	891,600
Recapitalization/conversion of members’ equity (deficit)	(941,690)	46,918,682	—	2,098,773	49,017,455	4,961,547	4,962	9,135,628	—	(2,098,773)	7,041,817

Balance, November 30, 2010	—	—	—	—	—	4,961,547	4,962	9,135,628	—	(2,098,773)	7,041,817

SUCCESSOR
Balance, December 1, 2010						4,961,547	$4,962	$9,135,628	$—	$(2,098,773)	$7,041,817

Tax effect of accumulated other comprehensive income (loss) at conversion						—	—	—	—	754,663	754,663

Net loss						—	—	—	(5,791,728)	—	(5,791,728)

Comprehensive income (loss), net of tax
Foreign currency translation adjustments						—	—	—	—	(34,120)	(34,120)
Defined benefit pension plan						—	—	—	—	17,398	17,398

Comprehensive (loss)									(5,791,728)		(5,053,787)
Share-based compensation						—	—	119,875	—	—	119,875
Issuance of common shares related to initial public offering, net of offering costs						2,215,373	2,215	24,367,293	—	—	24,369,508

Balance, December 31, 2010	—	—	—	—	—	7,176,920	7,177	33,622,796	(5,791,728)	(1,360,832)	26,477,413

See Notes to Consolidated Financial Statements.

CTPartners Executive Search Inc. and Subsidiaries
Consolidated Statements of Cashflow
For the Years Ended December 31, 2010 and 2009

	Years Ended December 31,
	2010	2009

Cash Flows From Operating Activities
Net income	$1,811,328	$4,788,609
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation and amortization	1,625,751	1,470,787
Share/equity-based compensation	1,347,235	827,370
Amortization of discount on convertible promissory notes	104,864	34,307
Forgiveness of convertible promissory notes	—	(75,000)
Deferred income taxes	(800,050)	—
Change in fair value mandatorily redeemable member units	502,053	(297,971)
Changes in operating assets and liabilities:
Accounts receivable	(5,884,931)	(4,288,444)
Prepaid expenses	(1,140,057)	502,835
Other assets	(139,501)	(21,459)
Accounts payables	877,567	(2,322,945)
Accrued compensation	4,613,044	122,147
Accrued business taxes	23,495	(59,353)
Income taxes payable	1,172,649	—
Accrued expenses	2,992,067	(970,365)
Deferred rent	(356,573)	191,436
Pension liability	(569,005)	187,327

Net cash provided by operating activities	6,179,932	89,281

Cash Flows From Investing Activities
Purchase of leasehold improvements and equipment	(1,152,864)	(129,692)

Cash Flows From Financing Activities
Payments on notes payable-redemption of members’ equity	(2,802,870)	(370,169)
Net (payments) proceeds on revolving credit facility	(4,660,027)	1,948,311
Principal payments on note payable-bank	—	(392,124)
Redemption of member units	—	(12,988)
Payments received on members’ notes receivable	66,696	34,463
Redemptions of convertible notes	(1,656,400)	—
Net proceeds from initial public offering	24,369,508	—
Member distributions	(1,250,000)	—

Net cash provided by financing activities	14,066,907	1,207,493

Net increase in cash	19,093,975	1,167,082

Effect of foreign currency on cash	(157,132)	260,248

Cash:
Beginning	5,093,700	3,666,370

Ending	$24,030,543	$5,093,700

Supplemental Disclosures of Cash Flow Information
Cash paid during the year for
Interest	$265,180	$563,500

Taxes	$84,643	$490,276

Supplemental Disclosures of Non Cash Financing Information
Change in fair value of redeemable member units	$23,985,620	$(13,801,303)

Non-cash distributions recorded as accrued liabilities	$300,000	$—

Redemption of member units in exchange for notes payable	$850,102	$—

Conversion of convertible notes to member units	$891,600	$—

Redeemable member units and mandatorily redeemable member units reclassified to equity	$56,054,308	$—

See Notes to Consolidated Financial Statements.

CTPARTNERS EXECUTIVE SEARCH INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Note 1. Basis of Presentation and Significant Accounting Policies
Description of Business — CTPartners Executive Search Inc. (formerly known as CTPartners Executive Search LLC), along with its subsidiaries (collectively, CTPartners or the Company), is a retained executive search firm with global executive search capabilities. The Company operates in the Americas, Europe and Asia Pacific. The Company also has a licensing arrangement with its associated offices in Latin America.
In anticipation of the Company’s initial public offering, the Company converted from a limited liability company to a corporation on December 1, 2010 (“Conversion Date”). Accordingly the Company recapitalized its members’ equity to additional paid in capital on the Conversion Date. On December 7, 2010 (the “Effective Date”), the Company became a public entity, subject to the rules and regulations of the United States Securities and Exchange Commission and the relevant provisions of the Securities Acts of 1933 and 1934. The Company’s common stock trades on the NYSE AMEX exchange under the symbol “CTP”.
Reference to “Successor” refers to the period December 1, 2010, to December 31, 2010, subsequent to the conversion to a corporation. Reference to “Predecessor” refers to the period January 1, 2010, to November 30, 2010, and year ended December 31, 2009, prior to the conversion to a corporation.
Principles of Consolidation — The consolidated financial statements of the Company are prepared in conformity with accounting principles generally accepted in the United States of America (GAAP). The consolidated financial statements include the accounts of CTPartners Executive Search Inc. and its wholly-owned subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation.
The preparation of financial statements in conformity with GAAP requires management to make significant estimates and assumptions that affect the reported amounts of assets and liabilities as of the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.
Concentration of Risk — The Company maintains balances at financial institutions which may, at times, exceed amounts federally insured in the U.S. and foreign countries. No losses have been incurred on such deposits.
Revenue Recognition — Substantially all revenue is derived from fees for professional services related to executive search services. Revenue before reimbursements of direct expenses (“net revenue”) consists of: retainer fees; indirect expenses billed to clients; supplemental fees (fees contractually due to the Company if the actual compensation of the placed candidate exceeds the estimated compensation on which the retainer fee was based or the client hires other candidates presented by the Company for positions not related to the original search assignment); and license revenue. Retainer fees and indirect expenses from executive search engagements are recognized over the expected period of performance in proportion to the estimated personnel time incurred to fulfill our obligations under the engagements. Any supplemental fees are recognized upon the occurrence of the event triggering the payment of a supplemental fee.
Reimbursements — The Company incurs out-of-pocket expenses that are generally reimbursed by its clients, which are accounted for as revenue in its consolidated statements of operations.
Accounts Receivable — The Company extends unsecured credit to customers under normal trade agreements, which generally require payments within thirty days. Accounts greater than ninety days past due are considered delinquent. Accounts receivable are written off when deemed uncollectable.

CTPARTNERS EXECUTIVE SEARCH INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Note 1. Basis of Presentation and Significant Accounting Policies (Continued)
The allowance for doubtful accounts is based upon management’s review of delinquent accounts and an assessment of the Company’s historical evidence of collections. The Company also provides a reserve for billing adjustments based upon historical experience. The allowance for doubtful accounts and billing adjustments amounted to $1,244,000 and $1,012,000 at December 31, 2010, and 2009, respectively.
Leasehold Improvements and Equipment — Depreciation is provided using the straight-line method over the useful life of equipment, or in the case of leasehold improvements, the shorter of the life of the improvement or the length of the lease as follows:

Leasehold improvements	3-10 years
Office furniture, fixtures and equipment	5-7 years
Computer equipment	3-5 years
The Company periodically reviews the value of long-lived assets for impairment. There were no impairment write-downs for 2010 and 2009. Leasehold improvements and equipment are carried at cost less allowances for depreciation and amortization. Ordinary maintenance and repairs are charged against earnings when incurred. Additions and major repairs are capitalized if they extend the useful life of the related asset.
Deferred Rent — The Company recognizes rent expense on the straight-line basis over the term of the lease. Deferred rent is recognized for the excess of rental expense over rental payments. The portion of deferred rent which will not be recognized into the statement of operations within one year is included as a long-term liability on the consolidated balance sheet at December 31, 2010, and 2009.
Mandatorily Redeemable Member Units and Redeemable Member Units — Prior to the Conversion Date, the Company’s member units were divided into various unit classes which contained similar economic and voting rights. Profits and losses were allocated according to the then effective Amended and Restated Operating Agreement. Up to the Conversion Date, the Company recorded as mandatorily redeemable the member units the Company was obligated to repurchase upon the death of a member. In addition, the Company recorded the remaining member units as redeemable, all of which contained a put option giving the unit holder the right, but not the obligation, to sell their units back to the Company upon an age and years of service formula (relevant milestone) defined in the Unit Purchase Agreement. Any payments required to be made are to be paid under a note with a five year term plus interest. During the year ended December 31, 2009, and up to the Effective Date, no member units were exercised or put under this agreement. The settlement price for both the mandatorily redeemable units and the redeemable units was the unit value based on the Formula Value (defined below) in the Unit Purchase Agreement in effect at the date of the relevant milestone.
Also prior to the Conversion Date, the Company used its internal valuation method to measure the fair value per unit for all unit valuations. This method was based on a formula whose inputs were a factor of the trailing twelve months of revenue, less debt as defined in the Unit Purchase Agreement (the “Formula Value”). As of December 31, 2009, the Company reflected those member units with mandatory redemption features as a long-term liability and the member units with a redemption option as redeemable member units on its consolidated balance sheet. Also as of December 31, 2009, the change in fair value for those units with mandatory redemption features was included in compensation and benefits in the consolidated statements of operations. The change in fair value for the member units with a redemption option is included as a component of members’ equity (deficit). As of the Conversion Date the Company’s member units were converted to common stock. In addition, as of the Conversion Date, the Company was no longer obligated to repurchase the common stock and therefore the long-term liability and redeemable member units were reclassified to equity on the Company’s consolidated balance sheet.

CTPARTNERS EXECUTIVE SEARCH INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Note 1. Basis of Presentation and Significant Accounting Policies (Continued)
A reconciliation of the fair value of the Company’s redeemable member units is summarized as follows:

Balance as of January 1, 2008	$44,739,130
Change in fair value redeemable units	(13,801,303)

Balance as of December 31, 2009	30,937,827
Change in fair value redeemable units through November 30, 2010	23,985,620
Reclassification to equity on the Conversion Date	(54,923,447)

Balance as of December 31, 2010	$—

A reconciliation of the fair value of the Company’s mandatorily redeemable member units is summarized as follows:

	2010	2009
Balance, beginning of year	$628,810	$926,781
Unrealized (gains) losses	502,053	(297,971)
Reclassification to equity on the Conversion Date	(1,130,863)	—

Balance, end of year	$—	$628,810

Share/Equity-Based Compensation — As of the Effective Date, the Company accounts for share/equity-based compensation based on the fair value of the award at the grant date and recognizes compensation expense over requisite service or terms of the employment agreement. Prior to the Effective Date, the Company accounted for share/equity-based compensation based on the Formula Value and recognized compensation expense over the requisite service period using the straight-line method. Also prior to the Effective Date, the Company measured compensation expense related to the performance units at each measurement date using the intrinsic value method.
Income Taxes — Prior to the Conversion Date, CTPartners was a limited liability company that passed income and losses to its members. As a result, the Company was not subject to any U.S. federal or state income taxes, as the related tax consequences were reported at the individual member’s level and were not reported within the Company’s consolidated financial statements. The Company was subject to minimum state and local taxes in certain jurisdictions that assess capital taxes or taxes based on gross receipts. The Company’s subsidiaries are subject to entity-level income taxes in their respective foreign jurisdictions.
Deferred taxes are provided on a liability method whereby deferred tax assets are recognized for deductible temporary differences and operating loss and tax credit carryforwards and deferred liabilities are recognized for taxable temporary differences. Temporary differences are the differences between the reported amounts of assets and liabilities and their tax basis. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized. Deferred tax assets and liabilities are adjusted for the effects of changes in tax laws and rates on the date of enactment.
In accordance with the guidance on accounting for uncertainty in income taxes issued by the Financial Accounting Standards Board (FASB), management evaluated the Company’s tax position and concluded that the Company had taken no uncertain tax positions that require adjustment to the consolidated financial statements. With few exceptions, the Company is no longer subject to tax examinations by the U.S. federal, state or local tax authorities for years prior to 2008. When and if applicable, potential interest and penalty costs are accrued as incurred, with expenses recognized in general and administrative expenses in the consolidated statement of operations. For non-US locations, the Company is no longer subject to audit examinations prior to 2007, except for the United Kingdom which extends to 2005. When and if applicable, potential interest and penalty costs are accrued as incurred, with expenses recognized in general and administrative expenses in the consolidated statements of operations.

CTPARTNERS EXECUTIVE SEARCH INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Note 1. Basis of Presentation and Significant Accounting Policies (Continued)
Foreign Currency Remeasurement and Transactions — For all foreign operations, the functional currency is the local currency. Assets and liabilities of these operations are translated at the exchange rate in effect at each year-end. Income statement accounts are translated at the average monthly rate of exchange. Translation adjustments arising from the use of differing exchange rates from period to period are included as a component of accumulated other comprehensive income (loss) within stockholders’/members’ equity (deficit). Gains and losses from foreign currency transactions are included in operating results for the period. For 2010 and 2009, net foreign currency losses included in net income (loss) were approximately:

	Successor	Predecessor
	Period from	Period from
	December 1 to	January 1 to	Year Ended
	December 31,	November 30,	December 31,
	2010	2010	2009
Net foreign currency loss	$(250,000)	$(52,000)	$(915,000)

In 2009, the Company forgave a portion of its intercompany loan to its French subsidiary and adjusted accumulated other comprehensive income (loss) on the consolidated balance sheet for the cumulative amount of foreign currency translation adjustments relating to this portion of the intercompany loan.
Since the currency effect of the change in the intercompany debt flowed through comprehensive income (loss) as a loss while the debt was outstanding, the Company recorded the currency effect of the debt forgiveness through comprehensive income (loss) as income when the debt was forgiven.
Accumulated Other Comprehensive Income (Loss) — The Company’s accumulated other comprehensive income (loss), net of tax for the successor period, is comprised of, and related to, the following:

	Successor	Predecessor
	December 31,	November 30,	December 31,
	2010	2010	2009
Foreign currency translation adjustments	$(757,203)	$(1,169,497)	$(1,051,638)
Defined benefit pension plan	(481,574)	(807,221)	(1,116,893)
Other	(122,055)	(122,055)	(122,055)

	$(1,360,832)	$(2,098,773)	$(2,290,586)

Financial Instruments — The Company measures the fair values of its financial instruments in accordance with accounting guidance that defines fair value, provides guidance for measuring fair value and requires certain disclosures. The guidance also discusses valuation techniques, such as the market approach (comparable market prices), the income approach (present value of future income or cash flow) and the cost approach (cost to replace the service capacity of an asset or replacement cost). The guidance establishes a fair value hierarchy that prioritizes the inputs to valuation techniques used to measure fair value into three broad levels. The following is a brief description of those three levels:
•	Level 1: Observable inputs such as quoted prices (unadjusted) in active markets that are accessible at the measurement date for identical, unrestricted assets or liabilities.

CTPARTNERS EXECUTIVE SEARCH INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Note 1. Basis of Presentation and Significant Accounting Policies (Continued)
•	Level 2: Inputs other than quoted prices that are observable for the asset or liability, either directly or indirectly. These include quoted prices for similar assets or liabilities in active markets and quoted prices for identical or similar assets or liabilities in markets that are not active.

•	Level 3: Unobservable inputs that reflect the reporting entity’s own assumptions.
At December 31, 2010, the carrying value of all assets and liabilities did not differ materially from fair value. Prior to the Conversion Date, the Company’s mandatorily redeemable member units discussed in Note 1 were classified as a Level 3 liability. On the Conversion Date, these units were converted to common stock and the mandatory redemption feature no longer applied. The value of these shares immediately prior to the conversion was determined using the Company’s initial public offering price which is a Level 1 input as defined above. Prior to the Effective Date, the Company’s performance unit plan liability discussed in Note 6 was classified as a Level 3 liability. On the Effective Date, the performance unit liability was also valued using the Company’s initial public offering price which is a Level 1 input as defined above. At December 31, 2009, the Company’s assets or liabilities carried at fair value are the mandatorily redeemable member units, the performance units described in Note 6 and the defined benefit pension plan assets described in Note 8. The carrying value of all other assets and liabilities at December 31, 2009, did not differ materially from fair value.
Basic and Diluted Earnings per Share — As of the Effective Date, basic earnings per common share is computed by dividing net income (loss) by weighted average common shares outstanding for the reporting period. Diluted earnings per share reflect the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted. Common equivalent shares are excluded from the determination of diluted earnings per share in periods in which they have an anti-dilutive effect. Potentially dilutive common shares, subject to vesting, not included in earning per share were 250,768.
Reclassifications — Certain items in the 2009 consolidated financial statements have been reclassified to conform to the 2010 presentation.
Note 2. Initial Public Offering (“IPO”)
On December 7, 2010, the Company became a public entity and began trading shares of common stock on December 8, 2010. The IPO resulted in 1,869,220 common shares being offered. The common stock was offered at $13.00 per share.
On December 27, 2010, the Company issued 346,153 additional shares following the exercise of the underwriters’ over-allotment option, bringing the total aggregate shares issued in connection with the IPO to 7,176,920. Included in the aggregate shares are the initially converted member units to shares of common stock of 4,961,547. The net proceeds after the underwriting discounts and commissions and fees and expenses amounted to $24,369,508.
The Company also reserved 1,000,000 shares of its common stock for future grants, awards, and sale under its 2010 equity incentive plan. As of December 31, 2010, no awards had been made under this plan.
The Company also authorized 1,000,000 shares of preferred stock. No preferred stock was issued and outstanding as of December 31, 2010.
A reconciliation of the change in members’ equity (deficit) to shareholders’ equity as a result of the Company’s conversion to a corporation is as follows:

Total members’ equity (deficit) prior to Conversion Date	$(49,017,455)
Conversion of member units to common stock	4,962
Reclassification of redeemable member units	54,923,447
Reclassification of mandatorily redeemable member units	1,130,863

Total stockholders’ equity at December 1, 2010	$7,041,817

Note 3. Leasehold Improvements and Equipment
The components of the leasehold improvements and equipment at December 31 are as follows:

	2010	2009
Leasehold improvements	$2,723,762	$3,522,433
Office furniture, fixtures and equipment	2,268,582	2,201,861
Computer equipment and software	4,017,124	3,182,493

	9,009,468	8,906,787
Accumulated depreciation and amortization	(5,862,276)	(5,192,130)

	$3,147,192	$3,714,657

CTPARTNERS EXECUTIVE SEARCH INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Note 3. Leasehold Improvements and Equipment (Continued)
Depreciation and amortization is summarized in the following table:

	Successor	Predecessor
	Period from	Period from
	December 1 to	January 1 to	Year Ended
	December 31,	November 30,	December 31,
	2010	2010	2009
Depreciation and amortization expense	$164,480	$1,461,271	$1,470,787

Note 4. Long-Term Debt
Notes Payable — Bank: The Company is a party to a credit and security agreement (the “Second Amended and Restated Credit and Security Agreement” or “Credit Agreement”) with a bank which includes a revolving credit facility. The Agreement, as amended, provides for the revolving credit facility to expire on April 30, 2012. Under the terms of the revolving credit facility, the Company may borrow an amount equal to the lesser of $10,000,000 or the “Borrowing Base” (the Company’s eligible accounts receivable as defined in the Credit Agreement), with interest calculated at 325 basis points above the LIBOR rate as defined in the revolving credit agreement (the adjusted LIBOR rate), which was 0.26% at December 31, 2010. The balance owed under the revolving credit facility at December 31, 2010, and 2009 was $0 and $4,660,027, respectively. Additionally, the Company has issued letters of credit related to office lease agreements secured by the Credit Agreement in the amounts of $3,041,000 and $3,008,000 as of December 31, 2010 and 2009, respectively. Available borrowings under the revolving credit facility were $10,000,000 at December 31, 2010.
The loans under the Credit Agreement are secured principally by accounts receivable and equipment. Additionally, the Company is required to maintain specified leverage and fixed charge coverage ratios as defined in the Credit Agreement. The Credit Agreement also requires the Company to maintain a minimum net worth based on a formula in the Credit Agreement.
Notes Payable — Redemption of Members’ Units: In 2005, the Company assumed the debt of Christian & Timbers, Inc. (a predecessor entity to the Company). The debt consisted of a note to the founder of Christian & Timbers, Inc. and notes to other former shareholders of Christian & Timbers, Inc.
Also from time to time prior to the Conversion Date, the Company purchased member units from former members in the form of notes, payable over 5 years. The total due on these notes amounted to $804,891 and $2,757,659 at December 31, 2010, and 2009, respectively.
Convertible Promissory Notes: In 2008, the Company issued convertible promissory notes to certain unit holders. The notes bore a fixed annual interest rate of five percent and were due and payable in 2013. The notes bore a conversion feature which gave the holders the option, but not the obligation, to convert any part or the entire unpaid principal due on the note into units of the Company, at the price defined in the notes purchase agreement. At the Conversion Date, $891,600 of notes were first converted into member units and then immediately converted to common shares. The remaining note balance of $1,656,400 was fully paid as of December 31, 2010.

CTPARTNERS EXECUTIVE SEARCH INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Note 4. Long-Term Debt (Continued)
The convertible notes contained a nondetachable (embedded) conversion feature. The conversion feature in the notes was deemed beneficial because the embedded conversion feature was deemed “in-the-money” at the date of issuance. The conversion feature was recognized and measured by allocating a portion of the proceeds equal to the value of the conversion feature to members’ equity (deficit).
At December 31, 2010, and 2009, the outstanding balance of convertible notes was $0 and $2,548,000, respectively. At the date of issuance, the fair value of the beneficial conversion feature was $156,108. Interest expense related to amortization of the debt discount was $77,062 for the period December 1 to December 31, 2010, $27,802 for the period January 1, 2010, to November 30, 2010, and $34,307 for the year ended December 31, 2009.
The fair value of the notes payable-redemption of members’ units approximates carrying value. At December 31, 2009, the fair value of the convertible promissory notes cannot be determined due to their related party nature.
Long-term debt consists of the following at December 31:

	2010	2009
Notes payable — redemption of members’ units	$804,891	$2,757,659
Convertible promissory notes, net of discount in 2009 of $104,864	—	2,443,136

	804,891	5,200,795
Less current portion of long-term debt	181,962	960,742

	$622,929	$4,240,053

The schedule for future payments to be made on long-term debt as of December 31, 2010, is as follows:

2011	$181,962
2012	155,340
2013	159,810
2014	153,068
2015	154,711

$804,891

CTPARTNERS EXECUTIVE SEARCH INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Note 5. Commitments
The Company is obligated under lease arrangements for office space and office equipment expiring in various years through 2017. Future annual required payments as of December 31, 2010, are as follows:

	Office
	Space	Equipment	Total
2011	$7,690,225	$32,689	$7,722,914
2012	7,216,739	12,284	7,229,023
2013	6,866,671	1,024	6,867,695
2014	6,535,952	—	6,535,952
2015	6,143,755	—	6,143,755
Thereafter	10,956,351	—	10,956,351

	$45,409,693	$45,997	$45,455,690

The minimum future payments to be received as of December 31, 2010, on sub-leases of certain office space are $195,930, which expire in 2011.
Rent expense (excluding sublease rental income) is summarized as follows:

	Successor	Predecessor
	Period from	Period from
	December 1 to	January 1 to	Year Ended
	December 31,	November 30,	December 31,
	2010	2010	2009
Rent expense	$567,228	$8,316,058	$9,707,223

Sublease rental income, which is included in general and administrative expenses as an offset to rent expense in the consolidated statements of operations, is summarized as follows:

	Successor	Predecessor
	Period from	Period from
	December 1 to	January 1 to	Year Ended
	December 31,	November 30,	December 31,
	2010	2010	2009
Sublease rental income	$36,063	$1,033,825	$1,460,307

Note 6. Non-Qualified Unit Purchase Plan and Performance Unit Plan
Prior to the Effective Date, the Company maintained a member unit purchase plan and a performance unit plan for the benefit of its officers and key employees. The plans were administered by a committee that had the discretionary authority to issue member units to eligible employees. The member units were valued under both plans in accordance with the Formula Value as defined in the Unit Purchase Agreement.

CTPARTNERS EXECUTIVE SEARCH INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Note 6. Non-Qualified Unit Purchase Plan and Performance Unit Plan (Continued)
The purpose of the member unit purchase plan was to encourage ownership in the Company by its senior executives, to at times award units to new executives, and to reward performance as an enhancement to cash compensation. All member units were fully vested upon issuance, but in certain cases units are subject to a clawback provision, which placed the obligation on the unit holder to surrender a portion of the member units if their employment with the Company is terminated before a specified period, typically three years.
A summary of the status of the Company’s member units subject to the clawback provisions as of November 30, 2010, and changes during the period January 1, 2010, to November 30, 2010, is presented below:

		Weighted-
		Average
	Member	Grant-Date
Member Units Subject to Clawback	Units	Fair Value
Member units subject to clawback at December 31, 2009	21,985	$44.88
Granted	6,668	55.80
Expiration of clawback provisions	(17,815)	43.21
Forfeited	—	—
Units converted to common stock on Conversion Date at 5.269 shares per unit	(10,838)	29.52

Member units subject to clawback at November 30, 2010	—	$—

The total fair value of member units issued subject to clawback during the period January 1, 2010, to November 30, 2010 and year ended December 31, 2009, was $372,000 and $34,000, respectively. Total share/equity-based compensation expense related to units subject to clawback was $568,360 for the period January 1 to November 30, 2010, and $827,370 for the year ended December 31, 2009, respectively.
The purpose of the performance unit plan was to reward executive performance with any potential increase in the value of the Company over the value at the date of the performance unit issuance. Performance units generally vest over a three-year period. The value of a performance unit is limited to the excess value, if any, of the intrinsic value over the value at the date of issue.

CTPARTNERS EXECUTIVE SEARCH INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Note 6. Non-Qualified Unit Purchase Plan and Performance Unit Plan (Continued)
A summary of the Company’s non-vested performance units as of December 31, 2010, and changes during the year ended December 31, 2010, is presented below:

		Weighted-
		Average
		Grant-Date
Performance Units	Units	Intrinsic Value
Total non-vested performance units at December 31, 2009	100,149	$4.79
Granted	29,100	3.92
Vested	(42,344)	—
Forfeited	(200)	—

Total non-vested performance units at November 30, 2010	86,705	4.87
Total non-vested performance units converted at 5.269 shares per unit at November 30, 2010 (previously 86,705 units)	456,849	8.13
Units paid out upon plan termination in December 2010	(456,849)	8.13

Total non-vested units at December 31, 2010	—	$—

The change in the performance units liability is summarized as follows:

	2010	2009
Balance, beginning of year	$45,033	$123,638
Unrealized (gains) losses	4,348,151	(78,605)
Termination of plan and payout to participants in December 2010	(4,393,184)	—

Balance, end of year	$—	$45,033

In December 2010, the Company terminated the performance unit plan. The compensation expense (benefit) related to the plan was $3,212,298 for the period December 1 to December 31, 2010, $1,135,853 for the period January 1, 2010, to November 30, 2010, and ($78,605) for the year ended December 31, 2009. Performance units outstanding at December 31, 2009, were 100,149.
Note 7. Share-Based Compensation
As of the Conversion Date, the Company converted its member unit plan to a share-based plan with generally the same features as the member unit plan discussed in Note 6.
A summary of the Company’s common stock subject to clawback provisions as of December 31, 2010, and changes during the period December 1, 2010, to December 31, 2010, is presented below:

Weighted-
Average
	Common	Grant-Date
Common Stock Subject to Clawback	Stock	Fair Value
Total shares subject to clawback at November 30, 2010 (previously 10,838 units)	57,105	$13.00
Granted	—	—
Expiration of clawback provisions	—	—
Forfeited	—	—

Total shares subject to clawback at December 31, 2010	57,105	$13.00

CTPARTNERS EXECUTIVE SEARCH INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Note 7. Share Based Compensation (Continued)
Total share/equity-based compensation expense related to shares subject to clawback was $58,300 for the period December 1, 2010, to December 31, 2010.
As of December 31, 2010, there was approximately $562,000 of unrecognized compensation expense related to shares subject to clawback provisions granted under the plan. This expense is expected to be recognized over a weighted-average period of 1.3 years.
A summary of the Company’s member units/common stock subject to vesting provisions as of December 31, 2010, and changes during the year ended December 31, 2010 is presented below:

	Member	Weighted-
	Units/	Average
	Common	Grant-Date
Non-Vested Member Units/Common Stock	Stock	Fair Value
Total non-vested units at December 31, 2009	—	$—
Granted	55,337	48.12
Vested	(6,744)	47.06
Forfeited	(1,000)	34.20

Total non-vested units at November 30, 2010	47,593	$48.00

Total non-vested member units converted to common stock at 5.269 shares per unit at November 30, 2010 (previously 47,593 units)	250,768	$13.00

Granted	—	—
Vested	—	—
Forfeited	—	—

Total non-vested common stock at December 31, 2010	250,768	$13.00

Total share/equity-based compensation expense related to vested units/shares was $61,575 for the period December 1, 2010, to December 31, 2010, and $659,000 for the period January 1, 2010, to November 30, 2010.
As of December 31, 2010, there was approximately $1,847,000 of unrecognized compensation expense related to shares subject to vesting provisions granted under the plan. This expense is expected to be recognized over a weighted-average period of 2.3 years.
Note 8. Retirement Plans
The Company sponsors a noncontributory defined benefit cash balance plan covering United States employees who meet certain eligibility requirements. Participants’ accrued benefits are based on account balances maintained for each individual which are credited with additions equal to a percentage of compensation as defined in the plan. Participants’ balances are also credited with interest in accordance with the plan. The Company’s funding policy has been to contribute to the plan the amount actuarially determined necessary to fund the benefit obligation. The Company contributed $720,000 for the period January 1, 2010, to November 30, 2010. The Company did not make any contributions for the period December 1, 2010, to December 31, 2010, or the year ended December 31, 2009. The Company recorded pension expense of $3,117 for the period December 1, 2010, to December 31, 2010, and $34,283 for the period January 1, 2010, to November 30, 2010, and

CTPARTNERS EXECUTIVE SEARCH INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Note 8. Retirement Plans (Continued)
$71,400 for the year ended December 31, 2009. The plan was frozen effective December 31, 2008. No future benefit accruals will be earned by participants. In 2010, the Company applied to the Internal Revenue Service to terminate the plan per its provisions.
The Company (i) recognizes the overfunded or underfunded status of the plan, measured as the difference between plan assets at fair value and the benefit obligation, as an asset or liability in its consolidated balance sheet; (ii) recognizes changes in that funded status in the year in which the changes occur through comprehensive income; (iii) recognizes as a component of other comprehensive income the gains and losses and prior service costs or credits that arise during the period but are not recognized as components of net periodic benefit costs; and (iv) measures plan assets and obligations as of the date of the employer’s fiscal year end.
The Company uses December 31 as its annual measurement date.
The plan’s investment strategy is to invest in a diversified portfolio of equity and fixed-income securities, with the objective of providing long-term growth with conservative investments with characteristics of limited volatility. The long-term rate of expected return of five percent is based on the investment mix in the plan.
The fair value of the plan’s assets at December 31, 2010, by asset category and fair value hierarchy level, is as follows:

Asset Classes	Total	Level 1	Level 2	Level 3
Equities:
Fixed income mutual funds	$260,605	$260,605	$—	$—
Fixed Income:
U.S. government obligations	438,224	438,224	—	—
Corporate bonds	1,538,821	—	1,538,821	—
Money market funds	1,757,555	1,757,555	—	—

Total	$3,995,205	$2,456,384	$1,538,821	$—

Following is a description of the valuation methodologies used for pension plan assets at fair value. There have been no changes in the methodologies used at December 31, 2010, and 2009.
Mutual funds: Valued at the net asset value (NAV) of shares held by the plan at year end.
Corporate bonds: Certain corporate bonds are valued at the closing price reported in the active market in which the bond is traded. Other corporate bonds are valued based on yields currently available on comparable securities of issuers with similar credit ratings. When quoted prices are not available for identical or similar bonds, the bond is valued under a discounted cash flows approach that maximizes observable inputs, such as current yields of similar instruments, but includes adjustments for certain risks that may not be observable, such as credit and liquidity risks.
U.S. government obligations: Valued at the closing price reported in the active market in which the individual security is traded.
Money market funds: Valued at amortized cost, which approximates fair value.

CTPARTNERS EXECUTIVE SEARCH INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Note 8. Retirement Plans (Continued)
The weighted-average asset allocations of the Company’s pension plan assets at December 31, 2010, and 2009 were as follows:

	Plan Assets
	2010	2009
Asset Category:
Mutual funds	6%	41%
Stocks	—	7%
Fixed income	50%	50%
Money market funds	44%	2%

Total	100%	100%

Selected actuarially determined information for the defined benefit plan as of December 31 is as follows:

	2010	2009
Change in Benefit Obligation
Accumulated benefit obligation, beginning of year	$5,555,970	$5,427,348
Service cost	—	—
Interest cost	221,155	270,858
Actuarial cost	278,551	(123,433)
Benefits paid	(2,091,454)	(18,803)

Benefit obligation at end of year	$3,964,222	$5,555,970

	2010	2009
Change in Plan Assets
Fair value of plan assets at beginning of year	$4,986,965	$4,742,407
Actual return on plan assets	379,694	263,361
Company contribution	720,000	—
Benefits paid	(2,091,454)	(18,803)

Fair value of plan assets at end of year	$3,995,205	$4,986,965

	2010	2009
Funded Status
Accumulated benefit obligation at end of year	$(3,964,222)	$(5,555,970)
Fair value of plan assets at end of year	3,995,205	4,986,965

(Underfunded) status, amount recognized as a long-term liability on the consolidated balance sheet	$—	$(569,005)

Overfunded status, amount recognized in prepaid expenses on the consolidated balance sheet	$30,983	$—

CTPARTNERS EXECUTIVE SEARCH INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Note 8. Retirement Plans (Continued)
The Company does not expect to make any contributions during 2011. However, as previously discussed, the Company is in the process of terminating the plan. The plan is expected to make benefit payments of approximately $4,000,000 to participants over the next two years as part of the termination.
Components of Net Periodic Benefit Cost are as follows:

	Successor	Predecessor
	Period from	Period from
	December 1 to	January 1 to	Year Ended
	December 31,	November 30,	December 31,
	2010	2010	2009
Net Periodic Benefit Cost:
Service cost	$—	$—	$—
Interest cost	18,430	202,725	270,858
Expected return on plan assets	(17,623)	(193,850)	(236,611)
Amortization of prior service cost	—	—	—
Amortization of net loss	2,310	25,408	37,146

Net periodic benefit cost	$3,117	$34,283	$71,393

Other changes in plan assets and benefit obligations recognized in other comprehensive income (loss), net of tax for the successor period, are as follows:

	Successor	Predecessor
	Period from	Period from
	December 1 to	January 1 to	Year Ended
	December 31,	November 30,	December 31,
	2010	2010	2009
Net (gain) loss	$(10,091)	$(179,611)	$(187,327)
Prior service cost (credit)	—	—	—
Curtailments/settlements	(7,307)	(130,061)	—
Amortization of prior service cost	—	—	—

Total recognized in other comprehensive income (loss)	$(17,398)	$(309,672)	$(187,327)

Total recognized in net periodic benefit cost and other comprehensive income (loss)	$(14,281)	$(275,389)	$(115,934)

CTPARTNERS EXECUTIVE SEARCH INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Note 8. Retirement Plans (Continued)
In conjunction with the termination of the plan the Company will amortize approximately $800,000 from accumulated other comprehensive income (loss) into net periodic benefit cost over the next two fiscal years.
The assumptions used in the actuarial present value of the projected benefit obligations and to determine net periodic benefit costs were as follows:

	2010	2009
Discount rate	5.00%	5.00%
Expected return on assets	5.00%	5.00%
Rate of compensation increases	0.00%	0.00%
The Company also sponsors a defined contribution plan (the “Profit Sharing Plan”) whereby U.S. employees meeting the Plan’s eligibility requirements may elect to defer a portion of their compensation into the Plan. The maximum allowable employee deferral is adjusted each year is subject to certain limitations. The Company has no obligation to make any contributions to the Plan. For the periods December 1 to December 31, 2010, January 1 to November 30, 2010 and the year ended December 31, 2009, the Company did not make any voluntary contributions.
In addition, the Company also sponsors a qualified defined contribution discretionary profit sharing plan which covers U.S. employees meeting certain eligibility requirements. The Company made cash contributions to the plan of $3,600 for the period December 1 to December 31, 2010, $390,300 for the period January 1 to November 30, 2010, and $273,500 for the year ended December 31, 2009.
Most employees outside of the U.S. are covered by statutorily required retirement plans. In certain cases the Company makes voluntary, discretionary contributions to supplement the mandated minimum funding requirements. The Company complies with the funding requirements in all countries, and has no unfunded future liabilities.
Note 9. Income Taxes
Prior to the Conversion Date, and as more fully described in Note 1, the Company filed its federal income taxes on the cash basis as a limited liability company.
Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Certain temporary differences affecting the Company’s deferred tax items are the result of the change to the accrual method for income tax purposes. Significant components of the Company’s deferred income taxes consist of the following:

CTPARTNERS EXECUTIVE SEARCH INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Note 9. Income Taxes (Continued)

	Successor	Successor
	December 31,	Opening Balance
	2010	December 1, 2010
Deferred tax assets:
Accounts payable	$5,897,348	$7,265,235
Equity bonus expense	107,173	—
Accumulated other comprehensive income (loss)	765,000	754,663
Net operating loss carryfoward	4,259,617	3,889,779

Gross deferred tax assets	11,029,138	11,909,677

Deferred tax liabilities:
Accounts receivable	(3,972,547)	(8,080,762)
Other current assets	(1,011,804)	(1,202,646)
Depreciation	(220,120)	(159,241)

Gross deferred tax liabilities	(5,204,471)	(9,442,649)

Less: Valuation allowance	(4,259,617)	(3,889,779)

Net deferred tax asset (liability)	$1,565,050	$(1,422,751)

The deferred tax amounts have been classified in the December 31, 2010 balance sheet as follows:

Current assets	$1,219,024
Long-term assets	346,026

$1,565,050

CTPARTNERS EXECUTIVE SEARCH INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Note 9. Income Taxes (Continued)
The sources of income (loss) before income taxes are as follows:

	Successor	Predecessor
	Period from	Period from
	December 1 to	January 1 to	Year Ended
	December 31,	November 30,	December 31,
	2010	2010	2009
United States	$(3,701,967)	$6,436,601	$5,505,343
Foreign	(1,668,567)	1,383,445	(253,036)

Income (loss) before income taxes	$(5,370,534)	$7,820,046	$5,252,307

The provision for (benefit from) income taxes is as follows:

	December 31,	November 30,	December 31,
	2010	2010	2009
Current
Federal	$1,039,922	$—	$—
State and local	132,726	131,844	423,026
Foreign	48,596	85,146	40,672
Deferred
Federal	(778,050)	—	—
State and local	(22,000)	—	—
Foreign	—	—	—

Total provision for income taxes	$421,194	$216,990	$463,698

A reconciliation of the provision for (benefit from) income taxes for the period December 1, 2010, through December 31, 2010 to income taxes at the statutory U.S. federal income tax rate of 34.0% is as follows:

Income tax benefit at the statutory U.S. federal rate	$(1,825,982)
State tax benefit, net of federal tax effect	(148,871)
Permanent tax differences	23,982
Tax effect of conversion to corporation	2,177,414
Increase in valuation allowance	369,838
Effect of foreign currency on net operating loss carryforwards	(118,210)
Other	(56,977)

$421,194

CTPARTNERS EXECUTIVE SEARCH INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Note 9. Income Taxes (Continued)
The Company’s income tax expense for the period January 1, 2010, to November 30, 2010, and for the year ended December 31, 2009, solely related to certain state, local and foreign income taxes.
At December 31, 2010, the Company has gross net operating loss carryforwards of $19.2 million related to its foreign tax filings. Depending on the tax rules of the tax jurisdictions, the losses can be carried forward indefinitely or the carryforward periods are limited, ranging from 5 years to 7 years.

	At December 31,
	2010	Expiration
United Kingdom	$16,777,700	No expiration
France	849,300	No expiration
Switzerland	236,600	2015
Hong Kong	148,000	No expiration
China	367,600	No expiration
Canada	838,600	2014

	$19,217,800

The recognition of deferred tax assets is based on management’s belief that it is more likely than not that the tax benefits associated with temporary differences, net operating loss carryforwards and tax credits, will be utilized. The Company assesses the recoverability of the deferred tax assets on an ongoing basis. In making this assessment, the Company considers all positive and negative evidence, and all potential sources of taxable income including scheduled reversals of deferred tax liabilities, tax-planning strategies, projected future taxable income and recent financial performance. The Company has recorded a full valuation allowance against the foreign net operating loss carryforwards because it has determined it is more likely than not that they will not be realized in the near term.
Note 10. Enterprise Geographic Concentrations
The Company operates in three principal geographic regions: the Americas, Europe and Asia Pacific. The revenue, operating income (loss), depreciation and amortization, capital expenditures and assets, by region, are as follows:

	Successor	Predecessor
	Period from	Period from
	December 1 to	January 1 to	Year Ended
	December 31,	November 30,	December 31,
	2010	2010	2009
Revenue
Americas	$5,421,795	$67,359,633	$46,374,844
Europe	2,324,128	25,736,797	22,753,379
Asia Pacific	1,232,660	11,631,506	4,732,517

Net revenue before reimbursable expenses	8,978,583	104,727,936	73,860,740
Reimbursable expenses	417,421	3,533,404	2,727,182

Total	$9,396,004	$108,261,340	$76,587,922

CTPARTNERS EXECUTIVE SEARCH INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Note 10. Enterprise Geographic Concentrations (Continued)

	Successor	Predecessor
	Period from	Period from
	December 1 to	January 1 to	Year Ended
	December 31,	November 30,	December 31,
	2010	2010	2009
Operating income (loss)
Americas	$(3,119,919)	$5,213,799	$5,854,660
Europe	(1,257,061)	818,112	435,142
Asia Pacific	(902,113)	2,003,585	(628,461)

Total	$(5,279,093)	$8,035,496	$5,661,341

Depreciation and amortization
Americas	$60,085	$998,570	$983,246
Europe	95,144	367,031	428,127
Asia Pacific	9,251	95,670	59,414

Total	$164,480	$1,461,271	$1,470,787

	2010	2009
Capital expenditures
Americas	$610,114	$126,948
Europe	402,564	2,002
Asia Pacific	140,186	742

Total	$1,152,864	$129,692

Identifiable assets by geographic concentrations are as follows:

	Successor	Predecessor
	December 31,	December 31,
	2010	2009
Identifiable assets
Americas	$36,543,510	$14,763,726
Europe	12,760,043	10,309,723
Asia Pacific	5,791,369	2,802,651

Total regions	$55,094,922	$27,876,100

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
     None.
ITEM 9A. CONTROLS AND PROCEDURES.
Evaluation of Disclosure Controls and Procedures
     Disclosure controls and procedures are designed to ensure that information required to be disclosed in the reports filed or submitted under the Securities Exchange Act of 1934 (Exchange Act) is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in the reports filed under the Exchange Act is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.
     As of December 31, 2010, we carried out an evaluation, under the supervision and with the participation of our management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed in the reports we file, or submit, under the Exchange Act is recorded, processed, summarized and reported as and when required.
Management’s Report on Internal Control Over Financial Reporting
     This annual report does not include a report of management’s assessment regarding internal control over financial reporting or an attestation report of the company’s registered public accounting firm due to a transition period established by rules of the Securities and Exchange Commission for newly public companies.
Changes in Internal Control over Financial Reporting
     None.
ITEM 9B. OTHER INFORMATION.
     None

PART III
ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.
     The information required by this Item will be included under the captions “Election of Directors,” “The Board of Directors and its Committees,” “Nominees for Directors,” “Code of Business Conduct and Ethics” and “Section 16(a) Beneficial Ownership Reporting Compliance” in the Company’s Proxy Statement with respect to its 2011 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K.
ITEM 11. EXECUTIVE COMPENSATION.
     The information required by this Item will be included under the captions “Executive Compensation” and “Director Compensation” in the Company’s Proxy Statement with respect to its 2011 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K.
ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.
     The information required by this Item will be included under the caption “Beneficial Ownership of Our Common Stock” in the Company’s Proxy Statement with respect to its 2011 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K.
ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.
     The information required by this Item will be included under the captions “Certain Relationships and Related Transactions” and “Director Independence” in the Company’s Proxy Statement with respect to its 2011 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K.
ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES.
     The information required by this Item will be included under the caption “Principal Accountant Fees and Services” in the Company’s Proxy Statement with respect to its 2011 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K.
PART IV
ITEM 15. EXHIBITS.
(a)(1)

(a)(2)
All schedules for which provision is made in the applicable accounting regulations of the Securities and Exchange Commission are not required under the related regulations, are inapplicable, or the information has been included in the Notes to the Consolidated Financial Statements.
(a)(3)
The following exhibits are filed with this report or are incorporated herein by reference to a prior filing in accordance with Rule 12b-32 under the Securities and Exchange Act of 1934 (asterisk denotes exhibits filed with this report).

Exhibit
No.	Description of Document

2.1
Form of Plan of Conversion of CTPartners Executive Search LLC into CTPartners Executive Search Inc. (incorporated herein by reference to Exhibit 2.1 to Amendment No. 5 to CTPartners Executive Search LLC’s Registration Statement on Form S-1 filed with the Commission on December 2, 2010 (Registration No. 333-169224))

3.1
Form of Certificate of Incorporation of CTPartners Executive Search Inc. (incorporated herein by reference to Exhibit 3.1 to Amendment No. 2 to CTPartners Executive Search LLC’s Registration Statement on Form S-1 filed with the Commission on October 14, 2010 (Registration No. 333-169224))

3.2
Form of Bylaws of CTPartners Executive Search Inc. (incorporated herein by reference to Exhibit 3.2 to Amendment No. 2 to CTPartners Executive Search LLC’s Registration Statement on Form S-1 filed with the Commission on October 14, 2010 (Registration No. 333-169224))

4.1
Form of CTPartners Executive Search Inc.’s Common Stock Certificate (incorporated herein by reference to Exhibit 4.1 to Amendment No. 4 to CTPartners Executive Search LLC’s Registration Statement on Form S-1 filed with the Commission on November 24, 2010 (Registration No. 333-169224))

10.1
Form of Indemnification Agreement, by and between CTPartners Executive Search Inc. and each of its Directors and Executive Officers (incorporated herein by reference to Exhibit 10.1 to Amendment No. 2 to CTPartners Executive Search LLC’s Registration Statement on Form S-1 filed with the Commission on October 14, 2010 (Registration No. 333-169224))

10.2
Employment Agreement with Brian M. Sullivan dated September 1, 2010 (incorporated herein by reference to Exhibit 10.2 to Amendment No. 3 to CTPartners Executive Search LLC’s Registration Statement on Form S-1 filed with the Commission on November 17, 2010 (Registration No. 333-169224))

10.3
Employment Agreement with David C. Nocifora dated September 1, 2010 (incorporated herein by reference to Exhibit 10.3 to Amendment No. 3 to CTPartners Executive Search LLC’s Registration Statement on Form S-1 filed with the Commission on November 17, 2010 (Registration No. 333-169224))

10.4
Form of 2010 Equity Incentive Plan of CTPartners Executive Search Inc. to be in effect upon effectiveness of conversion (incorporated herein by reference to Exhibit 10.4 to Amendment No. 3 to CTPartners Executive Search LLC’s Registration Statement on Form S-1 filed with the Commission on November 17, 2010 (Registration No. 333-169224))

10.5
Amended and Restated Credit and Security Agreement by and between JPMorgan Chase Bank, NA and Christian & Timbers LLC dated October 17, 2006 (incorporated herein by reference to Exhibit 10.5 to Amendment No. 4 to CTPartners Executive Search LLC’s Registration Statement on Form S-1 filed with the Commission on November 24, 2010 (Registration No. 333-169224))

10.6
Revised Letter Agreement (Affiliation and License Agreement) between CTPartners Executive Search LLC and HS Andean Holding Corporation dated April 26, 2007 (incorporated herein by reference to Exhibit 10.6 to CTPartners Executive Search LLC’s Registration Statement on Form S-1 filed with the Commission on

Exhibit
No.	Description of Document

September 3, 2010 (Registration No. 333-169224))

10.7
Form of Convertible Promissory Note of CTPartners Executive Search LLC (incorporated herein by reference to Exhibit 10.7 to Amendment No. 2 to CTPartners Executive Search LLC’s Registration Statement on Form S-1 filed with the Commission on October 14, 2010 (Registration No. 333-169224))

10.8
Form of Note Prepayment and Conversion Agreement (incorporated herein by reference to Exhibit 10.8 to Amendment No. 2 to CTPartners Executive Search LLC’s Registration Statement on Form S-1 filed with the Commission on October 14, 2010 (Registration No. 333-169224))

*21	List of Subsidiaries

*23.1	Consent of Independent Registered Public Accounting Firm, McGladrey & Pullen, LLP

*24	Power of Attorney

*31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) / 15d-14(a)

*31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) / 15d-14(a)

*32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350

*32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350

SIGNATURES
     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on March 24, 2011.

CTPARTNERS EXECUTIVE SEARCH INC.

/s/ David C. Nocifora By: David C. Nocifora
Title: Chief Financial Officer
     Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the registrant in the capacities indicated on March 24, 2011.

Signature	Title

* /s/ Brian M. Sullivan Brian M. Sullivan	Chief Executive Officer
(principal executive officer)

/s/ David C. Nocifora David C. Nocifora	Chief Operating Officer, Chief Financial Officer and Secretary
(principal financial officer)

* /s/ L. Christopher Lund L. Christopher Lund	Vice President — Finance
(principal accounting officer)

* /s/ Scott M. Birnbaum Scott M. Birnbaum	Director

* /s/ Michael C. Feiner Michael C. Feiner	Director

* /s/ Thomas R. Testwuide, Sr. Thomas R. Testwuide, Sr.	Director

* /s/ Betsy L. Morgan Betsy L. Morgan	Director

*  David C. Nocifora, by signing his name hereto, does hereby sign this Form 10-K on behalf of each of the above named and designated directors of the Company pursuant to a Power of Attorney executed by such persons and filed with the Securities and Exchange Commission.

/s/ David C. Nocifora David C. Nocifora
Attorney-in-Fact