Form 10-Q
period 2011-03-31
CTPARTNERS EXECUTIVE SEARCH INC.
filed 2011-05-11
CIK 1439199

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For quarterly period ended March 31, 2011
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
Commission File No. 001-34993

CTPARTNERS EXECUTIVE SEARCH INC.
(Exact Name of Registrant as Specified in its Charter)

Delaware	52-2404079

(State or other Jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1166 Avenue of the Americas, 3rd Fl., New York, NY	10036

(Address of principal executive offices)	(Zip Code)
(212) 588-3500
(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:
Common Stock, par value $0.001 per share	NYSE AMEX

(Title of each Class)	(Name of each exchange on which registered)
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
Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☑
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). ☐ Yes   ☑ No
The number of the registrant’s common shares outstanding as of March 31, 2011 was 7,181,312.

CTPARTNERS EXECUTIVE SEARCH INC. AND SUBSIDIARIES

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
CTPARTNERS EXECUTIVE SEARCH INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

	March 31,	December 31,
	2011	2010
Assets
Current Assets
Cash	$20,843,450	$24,030,543
Accounts receivable, net	22,817,624	21,197,842
Other receivables	767,368	326,542
Prepaid expenses	2,637,406	2,430,879
Deferred income taxes	925,428	1,219,024
Other	1,593,354	1,003,051

Total current assets	49,584,630	50,207,881

Leasehold Improvements and Equipment, net	4,092,351	3,147,192

Other Assets	1,158,329	1,393,823
Deferred income taxes	1,043,180	346,026

	$55,878,490	$55,094,922

Liabilities and Stockholders’ Equity
Current Liabilities
Current maturities of long-term debt	$149,645	$181,962
Accounts payable	809,348	1,574,493
Accrued compensation	20,216,971	18,132,980
Accrued business taxes	1,085,435	1,419,338
Income taxes payable	325,481	1,172,649
Accrued expenses	3,141,278	3,845,685

Total current liabilities	25,728,158	26,327,107

Long-Term Liabilities
Long-term debt, less current maturities	587,026	622,929
Deferred rent, less current maturities	1,728,603	1,667,473

Total long-term liabilities	2,315,629	2,290,402

Stockholders’ Equity
Preferred stock: 1,000,000 shares authorized, no shares issued and outstanding	—	—
Common stock: $0.001 par value, 30,000,000 shares authorized; issued and outstanding March 31, 2011, 7,181,312; December 31, 2010, 7,176,920	7,181	7,177
Additional paid-in capital	34,156,237	33,622,796
Accumulated deficit	(5,186,223)	(5,791,728)
Accumulated other comprehensive income (loss)	(1,142,492)	(1,360,832)

	27,834,703	26,477,413

	$55,878,490	$55,094,922

See Notes to Condensed Consolidated Financial Statements.

CTPARTNERS EXECUTIVE SEARCH INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

	For the Three Months Ended
	March 31,
	2011	2010
	Successor	Predecessor
Net revenue	$30,481,192	$25,774,725
Reimbursable expenses	1,114,706	831,901

Total revenue	31,595,898	26,606,626

Operating Expenses
Compensation and benefits	23,358,751	17,624,649
General and administrative	6,056,108	5,126,317
Reimbursable expenses	1,227,963	808,924

	30,642,822	23,559,890

Operating income	953,076	3,046,736

Interest expense, net	(10,385)	(80,793)

Income before income taxes	942,691	2,965,943

Income tax expense	(337,186)	(109,484)

Net income	$605,505	$2,856,459

Basic income per common share	$0.08

Diluted income per common share	$0.08

Basic weighted-average common shares	7,178,754

Diluted weighted-average common shares	7,568,557
See Notes to Condensed Consolidated Financial Statements.

CTPARTNERS EXECUTIVE SEARCH INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	For the Three Months
	Ended March 31,
	2011	2010
	Successor	Predecessor
Cash Flows From Operating Activities
Net income	$605,505	$2,856,459
Adjustments to reconcile net income to net cash provided by (used in) operating activities
Depreciation and amortization	293,832	421,446
Share/equity-based compensation	495,718	165,701
Deferred income taxes	(403,557)	—
Change in fair value of mandatorily redeemable member units	—	198,537
Changes in operating assets and liabilities:
Accounts receivable	(1,274,832)	(3,468,302)
Prepaid expenses	57,526	(186,528)
Other assets and receivables	(953,685)	229,079
Accounts payables	(778,703)	35,329
Accrued compensation	1,900,450	4,281,695
Accrued business taxes	(192,522)	(110,574)
Income taxes payable	(1,070,809)	—
Accrued expenses	(656,638)	424,737
Deferred rent	7,542	(37,720)

Net cash (used in) provided by operating activities	(1,970,173)	4,809,859

Cash Flows From Investing Activities
Purchase of leasehold improvements and equipment	(1,184,296)	(123,903)

Cash Flows From Financing Activities
Payments on long-term debt	(68,220)	(108,832)
Net (payments) on revolving credit facility	—	(4,660,027)
Payments received on members’ notes receivable	—	6,502
Redemptions of convertible promissory notes	—	(50,000)

Net cash used in financing activities	(68,220)	(4,812,357)

Net decrease in cash	(3,222,689)	(126,401)

Effect of foreign currency on cash	35,596	(118,853)

Cash:

Beginning	24,030,543	5,093,700

Ending	$20,843,450	$4,848,448

See Notes to Condensed Consolidated Financial Statements.

CTPARTNERS EXECUTIVE SEARCH INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
Note 1. Basis of Presentation
CTPartners Executive Search Inc., along with its subsidiaries (collectively, “CTPartners” or the “Company”), is a retained executive search firm with global executive search capabilities. The Company operates in the Americas, Europe, the Middle East and Asia Pacific. The Company also has a licensing arrangement with its associated offices in Latin America.
On December 1, 2010 (the “Conversion Date”), in anticipation of the Company’s initial public offering, the Company converted from a limited liability company to a corporation. Accordingly, the Company recapitalized its members’ equity to additional paid-in capital on the Conversion Date. On December 7, 2010, the Company became a public entity, subject to the rules and regulations of the United States Securities and Exchange Commission (“SEC”), and the relevant provisions of the Securities Act of 1933, as amended, and the Securities Exchange Act of 1934, as amended. The Company’s common stock trades on the NYSE AMEX exchange under the symbol “CTP”.
Reference to “Successor” in this document refers to the periods beginning December 1, 2010, after the conversion to a corporation. Reference to “Predecessor” in this document refers to the periods ended before November 30, 2010, prior to our conversion to a corporation.
The accompanying unaudited condensed consolidated financial statements include the accounts of CTPartners and have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information, and with the instructions to Form 10-Q and the requirements of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statement presentation.
In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three month period ended March 31, 2011 are not necessarily indicative of the results that may be expected for the year ended December 31, 2011.
The balance sheet at December 31, 2010 has been derived from the audited financial statements at that date but does not include all the information and footnotes required by generally accepted accounting principles for complete financial statements.
The interim financial statements contained in this report should be read in conjunction with the audited consolidated financial statements and footnotes presented in our Form 10-K filing for the year ended December 31, 2010, filed with the SEC on March 24, 2011.
Note 2. Accounts Receivable
The allowance for doubtful accounts and reserve for billing adjustments at March 31, 2011 and December 31, 2010 was approximately $1,225,000 and $1,244,000, respectively.
Note 3. Basic and Diluted Earnings Per Share
Basic earnings per common share is computed by dividing net income by weighted average common shares outstanding for the reporting period. Diluted earnings per share reflect the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted. Common equivalent shares are excluded from the determination of diluted earnings per share in periods in which they have an anti-dilutive effect. Potentially dilutive common shares, subject to vesting, not included in basic earnings per share were 379,803 as of March 31, 2011.

CTPARTNERS EXECUTIVE SEARCH INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
Note 4. Leasehold Improvements and Equipment
The components of the leasehold improvements and equipment as of March 31, 2011 and December 31, 2010 are as follows:

	March 31,	December 31,
	2011	2010

Leasehold improvements	$3,402,485	$2,723,762
Office furniture, fixtures, and equipment	2,640,870	2,268,582
Computer equipment and software	4,261,200	4,017,124

	10,304,555	9,009,468
Accumulated depreciation and amortization	(6,212,204)	(5,862,276)

	$4,092,351	$3,147,192

Depreciation and amortization expense for the three months ended March 31, 2011 and March 31, 2010, was $293,832 and $421,446 respectively.
Note 5. Line of Credit
The Company, under the terms of its revolving credit facility, may borrow an amount equal to the lesser of $10 million or the “Borrowing Base” (the Company’s eligible accounts receivable as defined in the Credit Agreement), with interest calculated at 325 basis points above the LIBOR rate as defined in the revolving credit agreement (the adjusted LIBOR rate), which was 0.2535% at March 31, 2011. The Company had no outstanding balances under the revolving credit facility at March 31, 2011 or December 31, 2010. Additionally, the Company had issued letters of credit related to certain office lease agreements secured by the Credit Agreement in the amounts of approximately $3.2 million as of March 31, 2011 and $3.0 million as of December 31, 2010. Available borrowings under the revolving credit facility were approximately $10 million at March 31, 2011.
Note 6. Equity Incentive Plan
The purpose of the 2010 equity incentive plan is to promote the interests of the Company and our stockholders by (i) attracting, retaining and motivating employees, non-employee directors and independent contractors (including prospective employees), (ii) motivating such individuals to achieve long-term Company goals and to further align their interest with those of the Company’s stockholders by providing incentive compensation opportunities tied to the performance of the common stock of the Company and (iii) promoting increased ownership of our common stock by such individuals.

CTPARTNERS EXECUTIVE SEARCH INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
Note 6. Equity Incentive Plan (continued)
Subject to adjustment for changes in capitalization, the maximum aggregate number of shares of our common stock that may be delivered pursuant to awards granted under the 2010 equity incentive plan is 1,000,000.
A summary of the Company’s common stock subject to vesting provisions for the three months ended March 31, 2011, is presented below:

		Weighted-
		Average
	Common	Grant-Date
Non-Vested Common Stock	Stock	Fair Value
Total non-vested common stock at December 31, 2010	250,768	$13.00
Granted	133,427	13.69
Vested	(4,392)	13.00
Forfeited	(—)	—

Total non-vested common stock at March 31, 2011	379,803	$13.39

Total share/equity-based compensation expense related to vested shares for the three months ended March 31, 2011 and 2010 was $330,869 and $8,151 respectively. As of March 31, 2011, there was approximately $3.1 million of unrecognized compensation expense related to shares subject to vesting provisions granted under the plan. This expense is expected to be recognized over a weighted-average period of 2.4 years.
Certain shares are subject to a clawback provision, which places the obligation on the shareholder to surrender a portion of the shares if their employment with the Company is terminated before a specified period, typically three years. A summary of the status of the Company’s shares subject to clawback provisions for the three months ended March 31, 2011, is presented below:

		Weighted-
		Average
		Grant-Date
Common Stock Subject to Clawback	Shares	Fair Value

Shares subject to clawback at December 31, 2010	57,105	$13.00
Granted	—	—
Expiration of clawback provisions	(5,269)	13.00
Forfeited	—	—

Shares subject to clawback at March 31, 2011	51,836	$13.00

Total equity/shared-based compensation expense subject to clawback provisions for the three months ended March 31, 2011 and 2010 was $164,849 and $157,550, respectively.
As of March 31, 2011, there was approximately $400,000 of unrecognized compensation expense related to shares subject to clawback provisions granted under the plan. This expense is expected to be recognized over a weighted-average period of 1.2 years.

CTPARTNERS EXECUTIVE SEARCH INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
Note 7. Enterprise Geographic Concentrations
The Company operates in four principal geographic regions: the Americas, Europe, Asia Pacific and the Middle East. The revenue, operating income (loss), depreciation and amortization, and capital expenditures, by region, for the three months ended March 31, 2011 and 2010 are as follows:

	Three Months Ended
	March 31,
	2011	2010

Revenue:
Americas	$18,642,247	$16,648,268
Europe	8,374,396	5,936,924
Asia Pacific	3,376,020	3,189,533
Middle East	88,529	—

Net revenue before reimbursements	30,481,192	25,774,725
Reimbursements	1,114,706	831,901

Total regions	$31,595,898	$26,606,626

Operating income (loss):
Americas	481,947	1,851,679
Europe	732,456	235,094
Asia Pacific	(341,121)	959,963
Middle East	79,794	—

Total	$953,076	$3,046,736

Depreciation and amortization:
Americas	182,380	301,118
Europe	82,725	97,834
Asia Pacific	27,807	22,494
Middle East	920	—

Total	$293,832	$421,446

Capital expenditures:
Americas	1,037,166	7,779
Europe	40,144	—
Asia Pacific	49,111	116,124
Middle East	57,875	—

Total	$1,184,296	$123,903

CTPARTNERS EXECUTIVE SEARCH INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
Note 7. Enterprise Geographic Concentrations (continued)
Identifiable assets by geographic concentrations are as follows:

	March 31, 2011	December 31, 2010

Identifiable assets:
Americas	$33,996,082	$36,543,510
Europe	15,004,850	12,760,043
Asia Pacific	6,054,359	5,791,369
Middle East	823,199	—

Total regions	$55,878,490	$55,094,922

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Forward-looking Statements
     Management’s Discussion and Analysis of Financial Condition and Results of Operations as well as other sections of this quarterly report on Form 10-Q contain forward-looking statements. The Private Securities Litigation Reform Act of 1995 provides a safe harbor for forward-looking statements. The forward-looking statements are based on current expectations, estimates, forecasts and projections about the industry in which we operate and management’s beliefs and assumptions. Forward-looking statements may be identified by the use of words such as “expects,” “anticipates,” “intends,” “plans,” “believes,” “seeks,” “estimates,” “projects,” “forecasts,” and similar expressions. Forward-looking statements are not guarantees of future performance and involve certain known and unknown risks, uncertainties and assumptions that are difficult to predict. Actual outcomes and results may differ materially from what is expressed, forecasted or implied in the forward-looking statements. Factors that may affect the outcome of the forward-looking statements include, among other things, our expectations regarding our revenues, expenses and operations and our ability to sustain profitability; our ability to recruit and retain qualified executive search consultants to staff our operations appropriately; our ability to expand our customer base and relationships, especially given the off-limit arrangements we are required to enter into with certain of our clients; further declines in the global economy and our ability to execute successfully through business cycles; our anticipated cash needs; our anticipated growth strategies and sources of new revenues; unanticipated trends and challenges in our business and the markets in which we operate; social or political instability in markets where we operate; the impact of foreign currency exchange rate fluctuations; price competition; the ability to forecast, on a quarterly basis, variable compensation accruals that ultimately are determined based on the achievement of annual results; the mix of profit and loss by country; and our ability to estimate accurately for purposes of preparing our consolidated financial statements. For more information on the factors that could affect the outcome of forward-looking statements, see Risk Factors in Item 1A of our annual report on Form 10-K which was filed with the Securities and Exchange Commission on March 24, 2011. We caution the reader that the list of factors may not be exhaustive. We undertake no obligation to update publicly any forward-looking statements, whether as a result of new information, future events or otherwise.
Overview
     For the period January 1, 2011 to March 31, 2011, we were engaged to perform 398 searches, including 300 performed directly by us and 98 performed by our associated offices in Latin America. For the period from January 1, 2011 to March 31, 2011, we placed candidates in 110 U.S. searches and 91 non-U.S. searches. In addition, our Latin America affiliate placed 64 candidates during the period from January 1, 2011 to March 31, 2011.
     Net revenue increased $4.7 million, or 18.3%, to $30.5 million for the three-month period ended March 31, 2011 compared to $25.8 million for the three-month period ended March 31, 2010. The increase in net revenue was the result of an increase in the number of search assignments on which we were engaged and an increase in the number of executive search consultants employed by us. We experienced a slight decrease in our executive search consultant productivity due to the fact that we hired nine new executive search consultants in the current quarter who are continuing to reach their expected productivity levels. Relevant data is set forth below (this data excludes the operations of our associated offices in Latin America):

	Three Month Period			Percentage
	Ended March 31,		Increase/	Increase/
Performance Metrics	2011	2010	(Decrease)	(Decrease)
Number of new search assignments	300	256	44	17.2%
Number of executive search consultants (as of period end)	97	79	18	22.8%
Productivity, as measured by average annualized net revenue per executive search consultant	$1,257,000	$1,305,000	$(48,000)	(3.7)%
Average revenue per executive search	$89,540	$104,020	$(14,480)	(13.9)%
     Operating income decreased $2.0 million to $1.0 million for the three months ended March 31, 2011, compared to operating income of $3.0 million for the three months ended March 31, 2010. The decrease primarily reflects an increase in total revenues of $4.7 million offset by a $5.7 million increase in compensation and benefits expense and a $1.0 million increase in general and administrative expenses.
     Cash at March 31, 2011 was $20.8 million, as compared to $4.8 million at March 31, 2010. The increase in cash reflects the closing of our initial public offering in December 2010 as we received net proceeds of $24.4 million. Cash used in operating activities was $2.0 million in the three-month period ended March 31, 2011, a decrease of $6.8 million from cash provided by operating activities of $4.8 million in the three-month period ended March 31, 2010. The increase in cash used in operating activities is primarily due to an increase in receivables of

$2.2 million offset by a decrease in accrued compensation of $2.4 million, a decrease in net income of $2.3 million, a decrease in accounts payable and accrued expenses of $1.8 million, a decrease in other assets and receivables of $1.2 million, and a decrease in income taxes payable of $1.1 million.
     Cash used in investing activities was $1.2 million for the three-month period ended March 31, 2011, compared to $0.1 million for the three-month period ended March 31, 2010. This increase was due to increased capital expenditures. Cash used in financing activity was $68,000, which were payments made on long-term debt. Cash used in financing activities for the three-month period ended March 31, 2010 was $4.8 million primarily resulting from payments made on our credit facility, and from payments made on long-term debt.
Results of Operations
     The following table summarizes, for the periods indicated, our results of operations as a percentage of net revenue:

	Three Months Ending
	March 31,
	2011	2010

Revenue:
Net revenue	100.0%	100.0%
Reimbursable expenses	3.7	3.2

Total revenue	103.7	103.2

Operating Expenses:
Compensation and benefits	76.6	68.4
General and administrative	19.9	19.9
Reimbursable expenses	4.0	3.1

Total operating expenses	100.5	91.4
Operating income	3.1	11.8
Net interest expense	—	(0.3)

Income before income taxes	3.1	11.5
Income tax expense	(1.1)	(0.4)

Net income	2.0%	11.1%

Three Month Period Ended March 31, 2011 Compared to Three Month Period Ended March 31, 2010
     Net Revenue. Net revenue increased $4.7 million, or 18.3%, to $30.5 million for the three-month period ended March 31, 2011 compared to $25.8 million for the three-month period ended March 31, 2010. Included in net revenue for the three month period ended March 31, 2011 and March 31, 2010, was $157,488 and $35,268 in license fees from our associated offices in Latin America. The increase in net revenue was the result of an increase in the number of search assignments on which we were engaged and an increase in the number of executive search consultants employed by us.
     Compensation and Benefits Expenses. Compensation and employee benefits expense increased $5.7 million, or 32.5%, to $23.4 million for the three-month period ended March 31, 2011 from $17.6 million for the three-month period ended March 31, 2010. As a percentage of net revenue, first quarter 2011 compensation and benefits increased to 76.6% compared to 68.4% for the same period in 2010. The increase in compensation and benefits expense was primarily the result of a $2.2 million increase in salaries related to the hiring of eighteen new consultants and sixty-two new support staff since the first quarter of 2010, a $1.3 million increase in incentive compensation for executive search consultants which was the direct result of higher consolidated net revenue and a $0.6 million increase in sign-on incentives related to the hiring of new consultants.
     General and Administrative Expenses. General and administrative expenses increased $1.0 million, or 18.2%, to $6.1 million for the three-month period ended March 31, 2011 from $5.1 million for the three-month period ended March 31, 2010. The increase was partially due to an approximate $350,000 increase in business development expense which is a direct result of an increase in the number of executive search consultants. We incurred an approximate $250,000 increase in professional fees which included accounting, audit and tax preparation services. General and administrative expenses as a percentage of net revenue remained at 19.9% for the three months ended March 31, 2011 and March 31, 2010, respectively.

     Operating Income. Operating income decreased $2.0 million to $1.0 million for the three-month period ended March 31, 2011, compared to operating income of $3.0 million for the three-month period ended March 31, 2010. The decrease primarily reflects an increase in net revenues of $4.7 million offset by a $5.7 million increase in compensation and benefits expense and a $1.0 million increase in general and administrative expenses.
     Net Interest Expense. Net interest expense decreased $70,408 or 87.1%, to $10,385 for the three-month period ended March 31, 2011 from $80,793 for the three-month period ended March 31, 2010. The decrease in net interest expense reflects an outstanding balance under our revolving credit facility throughout the three-month period ended March 31, 2011 of $0 as compared to approximately $4.0 million during the three-month period ended March 31, 2010.
     Income Before Taxes and Income Tax Expense. For the three months ended March 31, 2011, we reported income before taxes of $0.9 million and recorded income tax expense of $0.3 million, as compared to income before taxes of $3.0 million and income tax expense of $0.1 million for the three months ended March 31, 2010. The increase in income tax expense was primarily due to a $0.7 million increase in our current tax provision offset by a $0.4 million deferred tax benefit.
     During the first three-months of 2010 we were not subject to United States federal income taxes because we were taxed as a partnership under federal tax law. Accordingly, no provision or liability for income taxes was recorded for federal income taxes for such period in our consolidated financial statements since any income or loss for such period was included in the tax returns of our members. The income tax expense recorded during the first three-months of 2011 includes federal, state and local income taxes. The income tax expense recorded during the first three-months of 2010 represents state and local taxes in those jurisdictions that do not recognize entities taxed as a partnership. The Company’s subsidiaries are subject to entity-level income taxes in their respective foreign jurisdictions.
Liquidity and Capital Resources
     General. Our primary sources of liquidity are cash, cash flow from operations and borrowing availability under our revolving credit facility. We continually evaluate our liquidity requirements, capital needs and availability of capital resources based on our operating needs. We believe that our existing cash balances together with the funds expected to be generated from operations and funds available under our committed revolving credit facility will be sufficient to finance our operations for the foreseeable future.
     The following table summarizes our cash flow for the periods shown:

	Three Months Ended March 31,
	2011	2010
Net cash (used in) provided by operating activities	$(1,970,172)	$4,809,859
Net cash used in investing activities	(1,184,296)	(123,903)
Net cash used in financing activities	(68,220)	(4,812,357)

Net decrease in cash	$(3,222,688)	$(126,401)

     Cash. Cash at March 31, 2011 was $20.8 million, as compared to $4.8 million at March 31, 2010. The increase in cash reflects the closing of our initial public offering in December 2010 as we received net proceeds of $24.4 million.
     Cash Flow from Operating Activities. Cash used in operating activities was $2.0 million in the three-month period ended March 31, 2011, a decrease of $6.8 million from cash provided by operating activities of $4.8 million in the three-month period ended March 31, 2010. The increase in cash used in operating activities is primarily due to an increase in receivables of $2.2 million offset by a decrease in accrued compensation of $2.4 million, a decrease in net income of $2.3 million, a decrease in accounts payable and accrued expenses of $ 1.8 million, a decrease in other assets and receivables of $1.2 million, and a decrease in income taxes payable of $1.1 million.
     Cash from Investing Activities. For the three-month period ended March 31, 2011, cash used in investing activities was $1.2 million compared to $0.1 million for the three-month period ended March 31, 2010. The increase was due to purchases for capital expenditures.
     Cash from Financing Activities. For the three-month period ended March 31, 2011, cash used in financing activity was $68,000, solely as a result of payments made on long-term debt. Cash used in financing activities for the three-month period ended March 31, 2010 was $4.8 million primarily resulting from payments made on our credit facility, and by payments made on long-term debt. Under our credit facility, we may borrow U.S. dollars at LIBOR plus 3.25%. A facility fee is charged even if no portion of the credit facility is used. Our credit facility expires on April 30, 2012. There were no borrowings outstanding under our credit facility at March 31, 2011 and March 31, 2010, respectively. As of March 31, 2011, we had $10 million available to borrow. The facility is secured by principally by accounts receivable and equipment. Additionally, the Company is required to maintain specified leverage and fixed charge coverage ratios as defined in the Credit Agreement. The Credit Agreement also requires the Company to maintain a minimum net worth based on a formula in the Credit Agreement.
     Off-Balance Sheet Arrangements. We do not have off-balance sheet arrangements, special purpose entities, trading activities or non-exchange traded contracts.
Application of Critical Accounting Policies and Estimates
     In addition to the critical accounting policies contained in our annual report on Form 10-K, filed on March 24, 2011, the following accounting policy is critical with regard to the preparation of our unaudited quarterly condensed consolidated financial statements:
     Annual Incentive Compensation. Each quarter, management records its best estimate of its annual incentive compensation, which on a quarterly basis requires management to project annual consultant productivity, as measured by engagement fees billed and collected by that consultant. At the end of each fiscal year, bonuses expensed reflect final individual consultant productivity. Changes in any of the assumptions underlying the quarterly bonus accrual may significantly impact the compensation liability on our balance sheet and related compensation cost on our statement of operations. Differences between the assumptions used each quarter to estimate annual incentive compensation and actual cash payments made could materially impact the carrying amount of the liability and our operating results.
Recently Adopted Financial Accounting Standards
     None
Item 4. Controls and Procedures
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
     As of March 31, 2011, we carried out an evaluation, under the supervision and with the participation of our management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed in the reports we file, or submit, under the Exchange Act is recorded, processed, summarized and reported as and when required.
     There were no changes in our internal control over financial reporting identified in the evaluation described in the preceding paragraph that occurred during the first quarter of 2011 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
PART II. Other Information
Item 2. Unregistered Sale of Equity Securities and Use of Proceeds
Use of Proceeds from Registered Securities
     As of March 31, 2011, we had used the net proceeds from our initial public offering (which were registered under the Securities Act of 1933, as amended, pursuant to a registration statement on Form S-1 (File No. 333-169224), which was declared effective by the Securities and Exchange Commission on December 7, 2010) as follows:
•	approximately $4.7 million of cash, including the related payroll taxes, was used to pay out the value of performance units granted to certain of our executive search consultants (including payments of $207,679 to Brian M. Sullivan, our chief executive officer, $197,602 to David C. Nocifora, our chief operating and chief financial officer);

•	approximately $1.9 million to prepay in full a promissory note issued by the Company to the former chief executive officer of the Company and his family trust;

•	approximately $1.6 million to prepay certain convertible promissory notes with certain employees (including a payment of $453,400 to Brian M. Sullivan, our chief executive officer); and

•	Approximately $1.5 million to pay estimated federal income taxes related to the conversion to a corporation.
There has been no material change in the planned use of the net proceeds from that described in the prospectus included in our registration statement.

Item 6. Exhibits

Exhibit
No.	Description of Document

*31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) / 15d-14(a)

*31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) / 15d-14(a)

*32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350

*32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350

*	Filed herewith.

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CTPartners Executive Search Inc.
/s/ David C. Nocifora
By: David C. Nocifora
Title:	Chief Operating Officer and Chief Financial Officer

Date: May 11, 2011