Form 10-Q
period 2011-06-30
CTPARTNERS EXECUTIVE SEARCH INC.
filed 2011-08-10
CIK 1439199

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For quarterly period ended June 30, 2011
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
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.☑ Yes ☐ No
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulations S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). ☑ Yes ☐ No
Indicate by checkmark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definition of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one)

Large Accelerated Filer ☐	Accelerated Filer ☐	Non-Accelerated Filer ☐	Smaller Reporting Company ☑
(Do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). ☐ Yes ☑ No
The number of the registrant’s common shares outstanding as of June 30, 2011 was 7,202,371.

CTPARTNERS EXECUTIVE SEARCH INC. AND SUBSIDIARIES

Item #	Description	Page
	PART I. Financial Information
Item 1.	Condensed Consolidated Financial Statements
	Condensed Consolidated Balance Sheets as of June 30, 2011 and December 31, 2010 (unaudited)	1
	Condensed Consolidated Statements of Operations for the three and six months ended June 30, 2011 and 2010 (unaudited)	2
	Condensed Consolidated Statements of Cash Flows for the six months ended June 30, 2011 and 2010 (unaudited)	3
	Notes to Condensed Consolidated Financial Statements (unaudited)	4-8
Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	9-13
Item 4.	Controls and Procedures	13
	Part II. Other Information
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	13-14
Item 6.	Exhibits	14
	Signatures	14
EX-31.1
EX-31.2
EX-32.1
EX-32.2
EX-101 INSTANCE DOCUMENT
EX-101 SCHEMA DOCUMENT
EX-101 CALCULATION LINKBASE DOCUMENT
EX-101 LABELS LINKBASE DOCUMENT
EX-101 PRESENTATION LINKBASE DOCUMENT

PART I. Financial Information
Item 1. Condensed Consolidated Financial Statements
CTPARTNERS EXECUTIVE SEARCH INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

	June 30,	December 31,
	2011	2010
Assets
Current Assets
Cash	$18,955,122	$24,030,543
Accounts receivable, net	27,691,621	21,197,842
Other receivables	633,876	326,542
Prepaid expenses	3,219,435	2,430,879
Deferred income taxes	229,200	1,219,024
Other	2,313,686	1,003,051

Total current assets	53,042,940	50,207,881

Leasehold Improvements and Equipment, net	4,094,854	3,147,192

Other Assets	1,618,629	1,393,823
Deferred income taxes	808,747	346,026

	$59,565,170	$55,094,922

Liabilities and Stockholders’ Equity
Current Liabilities
Current portion of long-term debt	$153,279	$181,962
Accounts payable	829,843	1,574,493
Accrued compensation	23,230,178	18,132,980
Accrued business taxes	1,261,848	1,419,338
Income taxes payable	—	1,172,649
Accrued expenses	2,794,172	3,845,685

Total current liabilities	28,269,320	26,327,107

Long-Term Liabilities
Long-term debt, less current maturities	545,746	622,929
Deferred rent, less current maturities	1,864,467	1,667,473

Total long-term liabilities	2,410,213	2,290,402

Stockholders’ Equity
Preferred stock: 1,000,000 shares authorized, no shares issued and outstanding	—	—
Common stock: $0.001 par value, 30,000,000 shares authorized; issued and outstanding June 30, 2011, 7,202,371; December 31, 2010, 7,176,920	7,202	7,177
Additional paid-in capital	34,697,568	33,622,796
Accumulated deficit	(4,532,740)	(5,791,728)
Accumulated other comprehensive loss	(1,286,393)	(1,360,832)

	28,885,637	26,477,413

	$59,565,170	$55,094,922

See Notes to Condensed Consolidated Financial Statements.

CTPARTNERS EXECUTIVE SEARCH INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2011	2010	2011	2010
	Successor	Predecessor	Successor	Predecessor
Net revenue	$33,084,669	$29,804,993	$63,565,860	$55,579,718
Reimbursable expenses	1,321,617	1,004,430	2,436,323	1,836,331

Total revenue	34,406,286	30,809,423	66,002,183	57,416,049

Operating Expenses
Compensation and benefits	25,548,189	21,653,528	48,906,941	39,278,177
General and administrative	6,514,538	5,494,580	12,570,645	10,620,897
Reimbursable expenses	1,284,869	1,123,521	2,512,832	1,932,445

	33,347,596	28,271,629	63,990,418	51,831,519

Operating income	1,058,690	2,537,794	2,011,765	5,584,530

Interest income (expense), net	6,919	(59,816)	(3,466)	(140,609)

Income before income taxes	1,065,609	2,477,978	2,008,299	5,443,921

Income tax expense	(412,126)	(111,332)	(749,312)	(220,816)

Net income	$653,483	$2,366,646	$1,258,987	$5,223,105

Basic income per common share	$0.09		$0.18

Diluted income per common share	$0.09		$0.17

Basic weighted-average common shares	7,183,163		7,180,957

Diluted weighted-average common shares	7,551,020		7,548,814
See Notes to Condensed Consolidated Financial Statements.

CTPARTNERS EXECUTIVE SEARCH INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	For the Six Months
	Ended June 30,
	2011	2010
	Successor	Predecessor
Cash Flows From Operating Activities
Net income	$1,258,987	$5,223,105
Adjustments to reconcile net income to net cash (used in) provided by operating activities
Depreciation and amortization	603,752	577,208
Share/Equity-based compensation	1,042,289	434,510
Deferred income taxes	527,101	—
Change in fair value of mandatorily redeemable member units	—	397,073
Changes in operating assets and liabilities:
Accounts receivable	(5,841,145)	(7,056,743)
Prepaid expenses	(715,286)	(404,267)
Other assets	(1,766,347)	(577,641)
Accounts payables	(780,957)	172,280
Accrued compensation	4,706,041	11,526,123
Accrued business taxes	(250,373)	253,672
Income taxes payable	(1,172,649)	—
Accrued expenses	(1,050,258)	608,201
Deferred rent	159,343	(86,154)
Pension liability	—	(569,005)

Net cash (used in) provided by operating activities	(3,279,502)	10,498,362

Cash Flows From Investing Activities
Purchase of leasehold improvements and equipment	(1,476,568)	(191,826)

Cash Flows From Financing Activities
Payments on long-term debt	(105,866)	(340,354)
Net payments on revolving credit facility	—	(4,660,027)
Payments received on members’ notes receivable	—	21,606
Redemptions of convertible promissory notes	—	(50,000)

Net cash (used in) provided by financing activities	(105,866)	(5,028,775)

Net (decrease) increase in cash	(4,861,936)	5,277,761

Effect of foreign currency on cash	(213,485)	(164,714)

Cash:

Beginning	24,030,543	5,093,700

Ending	$18,955,122	$10,206,747

See Notes to Condensed Consolidated Financial Statements.

CTPARTNERS EXECUTIVE SEARCH INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
Note 1. Basis of Presentation
CTPartners Executive Search Inc., along with its subsidiaries (collectively, CTPartners or the Company), is a retained executive search firm with global executive search capabilities. The Company operates in the Americas, Europe, the Middle East and Asia Pacific. The Company also has a licensing arrangement with its associated offices in Latin America.
On December 1, 2010 (the “Conversion Date”), in anticipation of the Company’s initial public offering, the Company converted from a limited liability company to a corporation. Accordingly, the Company recapitalized its members’ equity to additional paid-in capital on the Conversion Date. On December 7, the Company became a public entity, subject to the rules and regulations of the United States Securities and Exchange Commission (the “SEC”), and the relevant provisions of the Securities Acts of 1933, as amended, and the Securities Act of 1934, as amended. The Company’s common stock trades on the NYSE AMEX exchange under the symbol “CTP”.
Reference to “Successor” in this document refers to our financial condition and results of operations for periods beginning December 1, 2010, subsequent to the conversion to a corporation. Reference to “Predecessor” in this document refers to our financial condition and results of operations for periods ended before December 1, 2010, prior to the conversion to a corporation.
The accompanying unaudited condensed consolidated financial statements include the accounts of CTPartners Executive Search Inc., together with its subsidiaries (together “CTPartners” or the “Company”) and have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information, and with the instructions to Form 10-Q and the requirements of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statement presentation.
In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the six months ended June 30, 2011 are not necessarily indicative of the results that may be expected for the year ended December 31, 2011.
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
Note 2. Accounts Receivable
The allowance for doubtful accounts and reserve for billing adjustments at June 30, 2011 and December 31, 2010 was approximately $1,254,000 and $1,244,000, respectively.

CTPARTNERS EXECUTIVE SEARCH INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
Note 3. Basic and Diluted Earnings Per Share
Basic earnings per common share is computed by dividing net income by weighted average common shares outstanding for the reporting period. Diluted earnings per share reflect the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted. Common equivalent shares are excluded from the determination of diluted earnings per share in periods in which they have an anti-dilutive effect. Potentially dilutive common shares, subject to vesting, not included in basic earnings per share were 367,857.
Note 4. Leasehold Improvements and Equipment
The components of the leasehold improvements and equipment as of June 30, 2011 and December 31, 2010 are as follows:

	June 30,	December 31,
	2011	2010
Leasehold improvements	$3,429,194	$2,723,762
Office furniture, fixtures, and equipment	2,866,973	2,268,582
Computer equipment and software	4,346,437	4,017,124

	10,642,604	9,009,468
Accumulated depreciation and amortization	(6,547,750)	(5,862,276)

	$4,094,854	$3,147,192

Depreciation and amortization expense for the three and six months ended June 30, 2011 was $309,920 and $603,752 respectively, and for the three and six months ended June 30, 2010 was $155,762 and $577,208 respectively.
Note 5. Line of Credit
The Company, under the terms of its revolving credit facility, may borrow an amount equal to the lesser of $10 million or the “Borrowing Base” (the Company’s eligible accounts receivable as defined in the revolving credit facility), with interest calculated at 325 basis points above the LIBOR rate as defined in the revolving credit agreement (the adjusted LIBOR rate), which was 0.1853% at June 30, 2011. The Company had no outstanding balances under the revolving credit facility at June 30, 2011 or December 31, 2010. Additionally, the Company had issued letters of credit related to certain office lease agreements secured by the revolving credit facility of approximately $3,200,000 as of June 30, 2011 and $3,000,000 as of December 31, 2010. Available borrowings under the revolving credit facility were approximately $10,000,000 at June 30, 2011.
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
A summary of the Company’s common stock subject to vesting provisions for the six months ended June 30, 2011, is presented below:

		Weighted-
		Average
	Common	Grant-Date
Non-Vested Common Stock	Stock	Fair Value
Total non-vested common stock at December 31, 2010	250,768	$13.00
Granted	146,913	13.59
Vested	(25,451)	13.00
Forfeited	(4,373)	13.00

Total non-vested common stock at June 30, 2011	367,857	$13.24

Total share/equity-based compensation expense related to vested shares for the three and six months ended June 30, 2011 was $388,716 and $719,587 respectively, and for the three and six months ended June 30, 2010 was $102,604 and $111,073 respectively. As of June 30, 2011 there was approximately $2.8 million of unrecognized compensation expense related to shares subject to vesting provisions granted under the plan. This expense is expected to be recognized over a weighted-average period of 2.4 years.
A summary of the status of the Company’s shares subject to clawback provisions for the six months ended June 30, 2011, is presented below:

		Weighted-
		Average
		Grant-Date
Common Stock Subject to Clawback	Shares	Fair Value
Shares subject to clawback at December 31, 2010	57,105	$13.00
Granted	—	—
Expiration of clawback provisions	(5,269)	13.00
Forfeited	—	—

Shares subject to clawback at June 30, 2011	51,836	$13.00

Total share/equity-based compensation expense subject to clawback provisions for the three and six months ended June 30, 2011 was $157,854 and $322,702 respectively, and for the three and six months ended June 30, 2010 was $105,680 and $323,437 respectively.
As of June 30, 2011, there was approximately $244,000 of unrecognized compensation expense related to shares subject to clawback provisions granted under the plan. This expense is expected to be recognized over a weighted-average period of 1.4 years.

CTPARTNERS EXECUTIVE SEARCH INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
Note 7. Enterprise Geographic Concentrations
The Company operates in four principal geographic regions: the Americas, Europe, Asia Pacific and the Middle East. The revenue, operating income (loss), depreciation and amortization, and capital expenditures, by region, for the three and six months ended June 30, 2011 and 2010 are as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2011	2010	2011	2010
Revenue:
Americas	22,019,433	$16,902,510	$40,661,679	$33,157,468
Europe	8,366,653	9,421,878	16,741,049	15,426,388
Asia Pacific	2,686,580	3,480,605	6,062,600	6,995,862
Middle East	12,003	—	100,532	—

Net revenue before reimbursements	33,084,669	29,804,993	63,565,860	55,579,718
Reimbursements	1,321,617	1,004,430	2,436,323	1,836,331

Total regions	$34,406,286	$30,809,423	$66,002,183	57,416,049

Operating income (loss):
Americas	2,328,452	1,474,717	2,810,398	3,572,385
Europe	(510,823)	580,969	221,633	672,628
Asia Pacific	(437,029)	482,108	(357,235)	1,339,517
Middle East	(321,910)	—	(663,031)	—

Total	$1,058,690	$2,537,794	$2,011,765	$5,584,530

Depreciation and amortization:
Americas	188,999	35,305	371,379	336,467
Europe	85,156	92,178	167,881	189,977
Asia Pacific	32,450	28,279	60,257	50,764
Middle East	3,315	—	4,235	—

Total	$309,920	$155,762	$603,752	$577,208

Capital expenditures:
Americas	143,951	57,628	1,181,116	66,174
Europe	40,059	6,731	80,203	6,438
Asia Pacific	77,376	3,564	126,488	119,214
Middle East	30,886	—	88,761

Total	$292,272	$67,923	$1,476,568	$191,826

CTPARTNERS EXECUTIVE SEARCH INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
Note 7. Enterprise Geographic Concentrations (continued)
Identifiable assets by geographic concentrations are as follows:

	June 30, 2011	December 31, 2010
Identifiable assets:
Americas	$37,034,322	$36,543,510
Europe	15,664,504	12,760,043
Asia Pacific	6,435,429	5,791,369
Middle East	430,915	—

Total regions	$59,565,170	$55,094,922

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
Overview
     For the three month period ended June 30, 2011, we were engaged to perform 385 searches, including 287 performed directly by us and 98 performed by our associated offices in Latin America. For the three month period ended June 30, 2010, we were engaged to perform 385 searches, including 279 performed directly by us and 106 performed by our associated offices in Latin America. For the three month period ended June 30, 2011, we placed candidates in 133 U.S. searches and 86 non-U.S. searches. Our Latin America affiliate placed 80 candidates during the three month period ended June 30, 2011. For the three month period ended June 30, 2010, we placed candidates in 132 U.S. searches and 47 non-U.S. searches. Our Latin America affiliate placed 61 candidates during the three month period ended June 30, 2010.
     Net revenue increased $3.3 million, or 11.0%, to $33.1 million for the three-month period ended June 30, 2011 compared to $29.8 million for the three-month period ended June 30, 2010. The increase in net revenue was the result of an increase in the number of search assignments on which we were engaged and an increase in the number of executive search consultants employed by us.
     For the six month period ended June 30, 2011, we were engaged to perform 783 searches, including 587 performed directly by us and 196 performed by our associated offices in Latin America. For the six month period ended June 30, 2010, we were engaged to perform 700 searches, including 535 performed directly by us and 165 performed by our associated offices in Latin America. For the six month period ended June 30, 2011, we placed candidates in 239 U.S. searches and 181 non-U.S. searches. Our Latin America affiliate placed 144 candidates during the six month period ended June 30, 2011. For the six month period ended June 30, 2010, we placed candidates in 201 U.S. searches and 139 non-U.S. searches. Our Latin America affiliate placed 107 candidates during the three month period ended June 30, 2010.
     Net revenue increased $8.0 million, or 14.4%, to $63.6 million for the six-month period ended June 30, 2011 compared to $55.6 million for the six-month period ended June 30, 2010. The increase in net revenue was the result of an increase in the number of search assignments on which we were engaged and an increase in the number of executive search consultants employed by us.

Relevant data is set forth below (this data excludes the operations of our associated offices in Latin America):

				Percentage				Percentage
	Three Months Ended June 30,		Increase/	Increase/	Six Months Ended June 30,		Increase/	Increase/
Performance Metrics	2011	2010	(Decrease)	2011	2011	2010	(Decrease)	(Decrease)
Number of new search assignments	287	279	8	2.9%	587	535	52	9.7%
Number of executive search consultants (as of period end)	99	78	21	26.9%	99	78	21	26.9%
Productivity, as measured by average annualized net revenue per executive search consultant	$1,336,754	$1,528,461	$(191,707)	(12.5)%	$1,284,160	$1,425,121	$(140,961)	(9.9)%
Average revenue per executive search	$111,950	$100,520	$11,430	11.4%	$105,900	$103,610	$2,290	2.2%
     Operating income decreased $1.4 million to $1.1 million for the three-month period ended June 30, 2011, compared to operating income of $2.5 million for the three-month period ended June 30, 2010. The decrease primarily reflects an increase in net revenues of $3.3 million offset by a $3.9 million increase in compensation and benefits expense and a $1.0 million increase in general and administrative expenses.
     Operating income decreased $3.6 million to $2.0 million for the six month period ended June 30, 2011, compared to operating income of $5.6 million for the six month period ended June 30, 2010. The decrease primarily reflects an increase in net revenues of $8.0 million offset by a $9.6 million increase in compensation and benefits expense and a $2.0 million increase in general and administrative expenses.
Results of Operations
     The following table summarizes, for the periods indicated, our results of operations as a percentage of net revenue:

	Three Months Ending		Six Months Ending
	June 30,		June 30,
	2011	2010	2011	2010
Revenue:
Net revenue	100.0%	100.0%	100.0%	100.0%
Reimbursable expenses	4.0	3.4	3.8	3.3

Total revenue	104.0	103.4	103.8	103.3

Operating Expenses:
Compensation and benefits	77.2	72.7	76.9	70.7
General and administrative	19.7	18.4	19.8	19.1
Reimbursable expenses	3.9	3.8	3.9	3.5

Total operating expenses	100.8	94.9	100.6	93.3
Operating income (loss)	3.2	8.5	3.2	10.0
Net interest expense	0.0	(0.2)	0.0	(0.2)

Income (loss) before income taxes	3.2	8.3	3.2	9.8
Income tax expense	(1.2)	(0.4)	(1.2)	(0.4)

Net income (loss)	2.0%	7.9%	2.0%	9.4%

Three Month Period Ended June 30, 2011 Compared to Three Month Period Ended June 30, 2010
     Net Revenue. Net revenue increased $3.3 million, or 11.0% to $33.1 million for the three-month period ended June 30, 2011 compared to $29.8 million for the three-month period ended June 30, 2010. Included in net revenue for the three-month period ended June 30, 2011 and June 30, 2010, was $150,000 and $71,000 in license fees from our associated offices in Latin America. The increase in net revenue was the result of an increase in the number of search assignments on which we were engaged and an increase in the number of executive search consultants employed by us.
     Compensation and Benefits Expenses. Compensation and employee benefits expense increased $3.9 million, or 18.0%, to $25.5 million for the three-month period ended June 30, 2011 from $21.6 million for the three-month period ended June 30, 2010. As a percentage of net revenue, compensation and benefits increased to 77.2% for the three-month period ended June 30, 2011 compared to 72.7% for the three-month period ended June 30, 2010. The increase in compensation and benefits expense was primarily the result of (i) approximately $1.5 million in connection with equity based grants, guaranteed compensation and signing bonuses made to newly hired executive search consultants; (ii) $1.3 million in additional non-consultant compensation costs primarily related to the addition of 48 support staff in recruiting, research and administration; and (iii) $900,000 increase in bonus compensation for executive search consultants which was the direct result of higher consolidated net revenues for the three-month period ended June 30, 2011 as compared to the three-month period ended June 30, 2010.
     General and Administrative Expenses. General and administrative expenses increased to $6.5 million, or 19.7% of net revenue for the three-month period ended June 30, 2011, from $5.5 million, or 18.4% of net revenue for the three-month period ended June 30, 2010. We experienced a $400,000 increase in our occupancy costs due to the addition of new offices in Dallas, Dubai and Toronto and expanded offices in Singapore, Paris and Chicago. In addition, we incurred a $300,000 increase in business development expense which is a direct result of an increase in the number of executive search consultants. We also incurred an additional $100,000 in professional fees principally reflecting the costs of being a public company.
     Operating Income. Operating income decreased $1.4 million to $1.1 million for the three-month period ended June 30, 2011, compared to operating income of $2.5 million for the three-month period ended June 30, 2010. The decrease primarily reflects an increase in net revenues of $3.3 million offset by a $3.9 million increase in compensation and benefits expense and a $1.0 million increase in general and administrative expenses.
     Net Interest Expense. Net interest income increased $67,000, to $7,000 of interest income for the three month period ended June 30, 2011 from $60,000 of interest expense for the three month period ended June 30, 2010. The increase in net interest income is due to a reduction of interest bearing debt to $700,000 at June 30, 2011 compared to $6.6 million at June 30, 2010.
     Income Before Taxes and Income Tax Expense. For the three-month period ended June 30, 2011, we reported income before taxes of $1.1 million and recorded income tax expense of $400,000, as compared to income before taxes of $2.5 million and income tax expense of $100,000 for the three-month period ended June 30, 2010. The increase in income tax expense was primarily due to an increase in federal income taxes in the three-month period ended June 30, 2011.
     During the first six months of 2010 we were not subject to United States federal income taxes because we were taxed as a partnership under federal tax law. Accordingly, no provision or liability for income taxes was recorded for federal income taxes for such period in our consolidated financial statements since any income or loss for such period was included in the tax returns of our members. The income tax expense recorded during the three months ended June 30, 2011 includes federal, state and local income taxes. The income tax expense recorded during the three month period ended June 30, 2010 represents state and local taxes in those jurisdictions that do not recognize entities taxed as a partnership. The Company’s subsidiaries are subject to entity-level income taxes in their respective foreign jurisdictions.
Six Month Period Ended June 30, 2011 Compared to Six Month Period Ended June 30, 2010
     Net Revenue. Net revenue increased $8.0 million, or 14.4%, to $63.6 million for the six-month period ended June 30, 2011 compared to $55.6 million for the six-month period ended June 30, 2010. Included in net revenue for the six-month period ended June 30, 2011 and June 30, 2010, was $307,000 and $106,000 in license fees from our associated offices in Latin America. The increase in net revenue was the result of an increase in the number of search assignments on which we were engaged and an increase in the number of executive search consultants employed by us.
     Compensation and Benefits Expenses. Compensation and employee benefits expense increased $9.6 million, or 24.5%, to $48.9 million for the six-month period ended June 30, 2011 from $39.3 million for the six-month period ended June 30, 2010. As a percentage of net revenue, compensation and benefits increased to 76.9% for the six-month period ended June 30, 2011 compared to 70.7% for the six-month period ended June 30, 2010. The increase in compensation and benefits expense was primarily the result of (i) a $3.2 million increase in bonus compensation and related costs for executive search consultants for the six-month period ended June 30, 2011, which was the direct result of higher consolidated net revenue for the six-month period ended June 30, 2011 as compared to the six-month period ended June 30, 2010; (ii) approximately $3.2 million in additional non-consultant compensation costs primarily related to the addition of 48 support staff in recruiting, research and administration; (iii) approximately $1.7 million in connection with equity based grants, guaranteed compensation and signing bonuses made to newly hired executive search consultants; and (iv) $900,000 in related employee benefits and payroll taxes.
     General and Administrative Expenses. General and administrative expenses were $12.6 million, or 19.8% of net revenue for the six-month period ended June 30, 2011 compared to $10.6 million, or 19.1% of net revenue for the six-month period ended June 30, 2010. The increase was partially due to a $600,000 increase in business development expense which is a direct result of an increase in the number of executive search consultants. We also experienced a $500,000 increase in our occupancy costs due to the addition of new offices in Dallas, Dubai and Toronto and expanded offices in Singapore, Paris and Chicago. We also incurred an additional $400,000 in professional fees principally reflecting the costs of being a public company.
     Operating Income. Operating income decreased $3.6 million to $2.0 million for the six-month period ended June 30, 2011, compared to operating income of $5.6 million for the six-month period ended June 30, 2010. The decrease primarily reflects an increase in net revenues of $8.0 million offset by a $9.6 million increase in compensation and benefits expense and a $2.0 million increase in general and administrative expenses.
     Net Interest Expense. Net interest expense decreased $138,000 or 97.5%, to $3,000 for the six-month period ended June 30, 2011 from $141,000 for the six-month period ended June 30, 2010. The decrease in net interest expense is due to a reduction in the balance owed on interest bearing debt to $700,000 at June 30, 2011 compared to $6.6 million at June 30, 2010.
     Income Before Taxes and Income Tax Expense. For the six-month period ended June 30, 2011, we reported income before taxes of $2.0 million and recorded income tax expense of $700,000, as compared to income before taxes of $5.4 million and income tax expense of $200,000 for the six-month period ended June 30, 2010. The increase in income tax expense was primarily due to an increase in federal income taxes due in the six-month period ended June 30, 2011. Federal income taxes, as described herein, were not applicable to the firm prior to December 1, 2010.
The income tax expense recorded during the six-month period ended June 30, 2011 includes federal, state and local income taxes. The income tax expense recorded during the six-month period ended June 30 2010 represents state and local taxes in those jurisdictions that do not recognize entities taxed as a partnership. The Company’s subsidiaries are subject to entity-level income taxes in their respective foreign jurisdictions.
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
          The following table summarizes our cash flow for the periods shown:

	Six Months Ended June 30,
	2011	2010
Net cash (used in) provided by operating activities	$(3,279,502)	$10,498,362
Net cash (used in) investing activities	(1,476,568)	(191,826)
Net cash (used in) financing activities	(105,866)	(5,028,775)

Net (decrease)/increase in cash	$(4,861,936)	$5,277,761

          Cash. Cash at June 30, 2011 was $19.0 million, as compared to $10.2 million at June 30, 2010. The increase in cash reflects the closing of our initial public offering in December 2010 as we received net proceeds of $24.4 million.
          Cash Flow from Operating Activities. Cash used in operating activities was $3.3 million in the six-month period ended June 30, 2011, compared to cash provided by operating activities of $10.5 million in the six-month period ended June 30, 2010. The increase in cash used in operating activities is due to a decrease in net income of $4.0 million, a decrease in accrued compensation of $6.8 million and a decrease in accrued expenses of $1.7 million.
          Cash from Investing Activities. For the six-month period ended June 30, 2011, cash used in investing activities was $1.5 million compared to $200,000 for the six-month period ended June 30, 2010. These cash outflows were mainly for capital expenditures.
          Cash from Financing Activities. For the six-month period ended June 30, 2011, cash used in financing activity was $105,000 solely as a result of payments made on long-term debt. Cash used in financing activities for the six-month period ended June 30, 2010 was $5.0 million primarily resulting from payments made on our credit facility, and by payments made on long-term debt. We have had a committed revolving credit facility under which we may borrow U.S. dollars at LIBOR plus 3.25%. A facility fee is charged even if no portion of the credit facility is used. Our credit facility expires on April 30, 2012. There were no borrowings outstanding under our credit facility at June 30, 2011 and June 30, 2010, respectively. As of June 30, 2011, we had approximately $10 million available to borrow. The facility is secured by principally by accounts receivable and equipment. Additionally, the Company is required to maintain specified leverage and fixed charge coverage ratios as defined in the Credit Agreement. The Credit Agreement also requires the Company to maintain a minimum net worth based on a formula in the Credit Agreement.
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
     As of June 30, 2011, we carried out an evaluation, under the supervision and with the participation of our management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed in the reports we file, or submit, under the Exchange Act is recorded, processed, summarized and reported as and when required.
     There were no changes in our internal control over financial reporting identified in the evaluation described in the preceding paragraph that occurred during the second quarter of 2011 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
PART II. OTHER INFORMATIONI
Item 2. Unregistered Sale of Equity Securities and Use of Proceeds
Use of Proceeds from Registered Securities
     As of June 30, 2011, we had used the net proceeds from our initial public offering (which were registered under the Securities Act of 1933, as amended, pursuant to a registration statement on Form S-1 (File No. 333-169224), which was declared effective by the Securities and Exchange Commission on December 7, 2010) as follows:
•	approximately $4.7 million of cash, including the related payroll taxes, was used to pay out the value of performance units granted to certain of our executive search consultants (including payments of $207,679 to Brian M. Sullivan, our chief executive officer, $197,602 to David C. Nocifora, our chief operating and chief financial officer);

•	approximately $1.9 million to prepay in full a promissory note issued by the Company to the former chief executive officer of the Company and his family trust;

•	approximately $1.6 million to prepay certain convertible promissory notes with certain employees (including a payment of $453,400 to Brian M. Sullivan, our chief executive officer); and

•	Approximately $1.5 million to pay estimated federal income taxes related to the conversion to a corporation.
     There has been no material change in the planned use of the net proceeds from that described in the prospectus included in our registration statement.
Item 6. Exhibits

Exhibit No.	Description

*31.1	Chief Executive Officer Certification pursuant to Rule 13a-14(a) under the Exchange Act.

*31.2	Chief Financial Officer Certification pursuant to Rule 13a-14(a) under the Exchange Act.

*32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350

*32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350

**101	The following financial information from CTPartners Executive Search Inc. Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2011 formatted in Extensible Business Reporting Language (XBRL) and furnished electronically herewith: (i) Condensed Consolidated Balance Sheets; (ii) Condensed Consolidated Statements of Operations; (iii) Condensed Consolidated Statements of Cash Flows; and (iv) related Footnotes to the Condensed Consolidated Financial Statements, tagged as blocks of text.

*	Filed herewith.

**	Pursuant to Rule 406T of Regulations S-T, these interactive data files are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities and Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.
SIGNATURES
               Pursuant to the requirements of the Securities Act of 1933, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CTPartners Executive Search Inc.

By:	/s/ David C. Nocifora David C. Nocifora
Chief Operating Officer and Chief Financial Officer
Date: August 10, 2011