Form 10-Q
period 2011-09-30
CTPARTNERS EXECUTIVE SEARCH INC.
filed 2011-11-09
CIK 1439199

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For quarterly period ended September 30, 2011

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File No. 001-34993

CTPARTNERS EXECUTIVE SEARCH INC.

(Exact Name of Registrant as Specified in its Charter)

Delaware	52-2402079
(State or other Jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1166 Avenue of the Americas, 3rd Fl., New York, NY	10036
(Address of principal executive offices)	(Zip Code)

(212) 588-3500

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act: Common Stock, par value $0.001 per share	NYSE AMEX
(Title of each Class)	(Name of each exchange on which registered)

Securities registered pursuant to Section 12(g) of the Act: None.

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    ☒  Yes    ☐  No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulations S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    ☒  Yes    ☐  No

Indicate by checkmark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definition of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one)

Large Accelerated Filer	☐	Accelerated Filer	☐

Non-Accelerated Filer	☐	Smaller Reporting Company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    ☐  Yes    ☒  No

The number of the registrant’s common shares outstanding as of September 30, 2011 was 7,212,015.

CTPARTNERS EXECUTIVE SEARCH INC. AND SUBSIDIARIES

Item #	Description	Page

PART I. Financial Information

Item 1.	Condensed Consolidated Financial Statements
	Condensed Consolidated Balance Sheets as of September 30, 2011 and December 31, 2010 (unaudited)	1
	Condensed Consolidated Statements of Operations for the three and nine months ended September 30, 2011 and 2010 (unaudited)	2
	Condensed Consolidated Statements of Cash Flows for the nine months ended September 30, 2011 and 2010 (unaudited)	3
	Notes to Condensed Consolidated Financial Statements (unaudited)	4-8
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	9-13
Item 4.	Controls and Procedures	13

Part II. Other Information

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	14
Item 6.	Exhibits	15
	Signatures	16
EX - 31.1
EX - 31.2
EX - 32.1
EX - 32.2
EX - 101 INSTANCE DOCUMENT
EX - 101 SCHEMA DOCUMENT
EX - 101 CALCULATION LINKBASE DOCUMENT
EX - 101 LABELS LINKBASE DOCUMENT
EX - 101 PRESENTATION LINKBASE DOCUMENT

PART I. Financial Information

Item 1.	Condensed Consolidated Financial Statements

CTPARTNERS EXECUTIVE SEARCH INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

	September 30, 2011	December 31, 2010
Assets
Current Assets
Cash	$22,997,619	$24,030,543
Accounts receivable, net	22,991,880	21,197,842
Other receivables	756,428	326,542
Prepaid expenses	2,744,026	2,430,879
Deferred income taxes	241,973	1,219,024
Other	2,779,907	1,003,051

Total current assets	52,511,833	50,207,881

Leasehold Improvements and Equipment, net	4,419,867	3,147,192

Other Assets	1,527,247	1,393,823
Deferred Income Taxes	917,916	346,026

	$59,376,863	$55,094,922

Liabilities and Stockholders’ Equity
Current Liabilities
Current portion of long-term debt	$115,366	$181,962
Accounts payable	501,482	1,574,493
Accrued compensation	23,481,343	18,132,980
Accrued business taxes	1,072,556	1,419,338
Income taxes payable	—	1,172,649
Accrued expenses	2,950,683	3,845,685

Total current liabilities	28,121,430	26,327,107

Long-Term Liabilities
Long-term debt, less current maturities	545,746	622,929
Deferred rent, less current maturities	1,867,234	1,667,473

Total long-term liabilities	2,412,980	2,290,402

Stockholders’ Equity
Preferred stock: 1,000,000 shares authorized, no shares issued and outstanding	—	—
Common stock: $0.001 par value, 30,000,000 shares authorized; issued and outstanding September 30, 2011, 7,212,015; December 31, 2010, 7,176,920	7,212	7,177
Additional paid-in capital	35,210,931	33,622,796
Accumulated deficit	(4,442,508)	(5,791,728)
Accumulated other comprehensive loss	(1,497,121)	(1,360,832)
Treasury stock at cost, 69,800 and -0- shares at September 30, 2011 and December 31, 2010, respectively	(436,061)	—

	28,842,453	26,477,413

	$59,376,863	$55,094,922

See Notes to Condensed Consolidated Financial Statements.

CTPARTNERS EXECUTIVE SEARCH INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
	Successor	Predecessor	Successor	Predecessor
Net revenue	$30,337,331	$30,431,162	$93,903,191	$86,010,878
Reimbursable expenses	1,401,167	970,256	3,837,491	2,806,587

Total revenue	31,738,498	31,401,418	97,740,682	88,817,465

Operating Expenses
Compensation and benefits	23,026,941	23,162,351	71,933,882	62,440,526
General and administrative	7,123,679	5,792,323	19,694,325	16,409,122
Reimbursable expenses	1,490,133	989,995	4,002,965	2,926,547

	31,640,753	29,944,669	95,631,172	81,776,195

Operating income	97,745	1,456,749	2,109,510	7,041,270
Interest income (expense), net	1,445	(57,235)	(2,021)	(197,843)

Income before income taxes	99,190	1,399,514	2,107,489	6,843,427
Income tax (expense) benefit	(8,958)	174,900	(758,269)	(45,916)

Net income	$90,232	$1,574,414	$1,349,220	$6,797,511

Basic income per common share	$0.01		$0.19
Diluted income per common share	$0.01		$0.18
Basic weighted-average common shares	7,226,466		7,196,293
Diluted weighted-average common shares	7,498,137		7,467,964

See Notes to Condensed Consolidated Financial Statements.

CTPARTNERS EXECUTIVE SEARCH INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	For the Nine Months Ended September 30,
	2011	2010
	Successor	Predecessor
Cash Flows From Operating Activities
Net income	$1,349,220	$6,797,511
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation and amortization	941,482	862,414
Loss on leasehold improvements and equipment disposals	37,430	563,311
Share/Equity-based compensation	1,563,005	967,975
Deferred income taxes	405,161	—
Change in fair value of mandatorily redeemable member units	—	502,051
Changes in operating assets and liabilities:
Accounts receivable	(1,788,191)	(8,996,237)
Prepaid expenses	(261,990)	(591,287)
Other assets	(2,386,095)	(1,183,223)
Accounts payable	(1,097,936)	225,090
Accrued compensation	5,356,561	14,784,232
Accrued business taxes	(391,390)	260,879
Income taxes payable	(1,172,649)	—
Accrued expenses	(757,057)	882,728
Deferred rent	198,985	(137,284)
Pension liability	—	(569,005)

Net cash provided by operating activities	1,996,536	14,369,155

Cash Flows From Investing Activities
Purchase of leasehold improvements and equipment	(2,284,012)	(540,551)

Cash Flows From Financing Activities
Payments on long-term debt	(143,779)	(661,158)
Repurchase of common stock	(436,061)	—
Net payments on revolving credit facility	—	(4,660,027)
Payments received on members’ notes receivable	—	28,035
Redemptions of convertible promissory notes	—	(50,000)

Net cash (used in) financing activities	(579,840)	(5,343,150)

Net (decrease) increase in cash	(867,316)	8,485,454
Effect of foreign currency on cash	(165,608)	21,386
Cash:
Beginning	24,030,543	5,093,700

Ending	$22,997,619	$13,600,540

See Notes to Condensed Consolidated Financial Statements.

CTPARTNERS EXECUTIVE SEARCH INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Note 1.	Basis of Presentation

CTPartners Executive Search Inc., along with its subsidiaries (collectively, CTPartners or the Company), is a retained executive search firm with global capabilities. The Company operates in the Americas, Europe, the Middle East and Asia Pacific. The Company also has a licensing arrangement with its associated offices in Latin America.

On December 1, 2010 (the “Conversion Date”), in anticipation of the Company’s initial public offering, the Company converted from a limited liability company to a corporation. Accordingly, the Company recapitalized its members’ equity to additional paid-in capital on the Conversion Date. On December 7, 2010, the Company became a public entity, subject to the rules and regulations of the United States Securities and Exchange Commission (the “SEC”), and the relevant provisions of the Securities Acts of 1933, as amended, and the Securities Exchange Act of 1934, as amended. The Company’s common stock trades on the NYSE AMEX exchange under the symbol “CTP”.

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

In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the nine months ended September 30, 2011 are not necessarily indicative of the results that may be expected for the year ended December 31, 2011.

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

The allowance for doubtful accounts and reserve for billing adjustments at September 30, 2011 and December 31, 2010 was approximately $1,409,000 and $1,244,000, respectively.

Note 3.	Share Repurchase Program

On August 10, 2011, the Company’s Board of Directors authorized the repurchase of up to $1.0 million of its outstanding shares of common stock in the open-market, privately negotiated transactions, and block trades. The share repurchase program became effective on August 15, 2011, and is authorized to be in effect through August 15, 2012. As of September 30, 2011, 69,800 shares had been repurchased at a cost of $436,061.

CTPARTNERS EXECUTIVE SEARCH INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Note 4.	Basic and Diluted Earnings Per Share

Basic earnings per common share is computed by dividing net income by weighted average common shares outstanding for the reporting period. Diluted earnings per share reflect the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted. Common equivalent shares are excluded from the determination of diluted earnings per share in periods in which they have an anti-dilutive effect. Potentially dilutive common shares, subject to vesting, not included in basic earnings per share were 271,669 at September 30, 2011.

Note 5.	Leasehold Improvements and Equipment

The components of the leasehold improvements and equipment as of September 30, 2011 and December 31, 2010 are as follows:

	September 30, 2011	December 31, 2010

Leasehold improvements	$3,487,403	$2,723,762
Office furniture, fixtures, and equipment	2,995,557	2,268,582
Computer equipment and software	4,180,649	4,017,124

	10,663,609	9,009,468
Accumulated depreciation and amortization	(6,243,742)	(5,862,276)

	$4,419,867	$3,147,192

Depreciation and amortization expense for the three and nine months ended September 30, 2011 was $337,730 and $941,482 respectively, and for the three and nine months ended September 30, 2010 was $285,206 and $862,414 respectively.

Note 6.	Line of Credit

The Company, under the terms of its revolving credit facility, may borrow an amount equal to the lesser of $10,000,000 or the “Borrowing Base” (the Company’s eligible accounts receivable as defined in the revolving credit facility), with interest calculated at 325 basis points above the LIBOR rate as defined in the revolving credit agreement (the adjusted LIBOR rate), which was 0.22994% at September 30, 2011. The Company had no outstanding balances under the revolving credit facility at September 30, 2011 or December 31, 2010. Additionally, the Company had issued letters of credit related to certain office lease agreements secured by the revolving credit facility of approximately $3,300,000 as of September 30, 2011 and $3,000,000 as of December 31, 2010. Available borrowings under the revolving credit facility were approximately $10,000,000 at September 30, 2011.

Note 7.	Equity Incentive Plan

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

A summary of the Company’s common stock subject to vesting provisions for the nine months ended September 30, 2011, is presented below:

Non-Vested Common Stock	Common Stock	Weighted- Average Grant-Date Fair Value
Total non-vested common stock at December 31, 2010	250,768	$13.00
Granted	146,856	13.59
Vested	(104,896)	13.02
Forfeited	(21,059)	13.00

Total non-vested common stock at September 30, 2011	271,669	$13.31

Total share/equity-based compensation expense related to vested shares for the three and nine months ended September 30, 2011 was $464,839 and $1,239,237 respectively, and for the three and nine months ended September 30, 2010 was $120,875 and $231,948 respectively. As of September 30, 2011 there was approximately $2.8 million of unrecognized compensation expense related to shares subject to vesting provisions granted under the plan. This expense is expected to be recognized over a weighted-average period of 1.7 years.

A summary of the status of the Company’s shares subject to clawback provisions for the nine months ended September 30, 2011, is presented below:

Common Stock Subject to Clawback	Shares	Weighted- Average Grant-Date Fair Value
Shares subject to clawback at December 31, 2010	57,105	$13.00
Vested	(57,105)	13.00

Shares subject to clawback at September 30, 2011	—	$—

Total share/equity-based compensation expense subject to clawback provisions for the three and nine months ended September 30, 2011, was $55,878 and $323,768, respectively, and for the three and nine months ended September 30, 2010 was $471,569 and $736,027, respectively.

CTPARTNERS EXECUTIVE SEARCH INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Note 8.	Enterprise Geographic Concentrations

The Company operates in four principal geographic regions: the Americas, Europe, Asia Pacific and the Middle East. The revenue, operating income (loss), depreciation and amortization, and capital expenditures, by region, for the three and nine months ended September 30, 2011 and 2010 are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010

Revenue:
Americas	$20,331,633	$21,258,130	$60,993,312	$56,003,864
Europe	7,931,191	6,047,388	24,672,240	20,246,157
Asia Pacific	1,983,999	3,125,644	8,046,599	9,760,857
Middle East	90,508	—	191,040	—

Net revenue before reimbursements	30,337,331	30,431,162	93,903,191	86,010,878
Reimbursements	1,401,167	970,256	3,837,491	2,806,587

Total	$31,738,498	$31,401,418	$97,740,682	$88,817,465

Operating income (loss):
Americas	$1,637,332	$1,044,397	$4,447,730	$4,551,923
Europe	(596,466)	(265,632)	(374,833)	699,972
Asia Pacific	(611,917)	677,984	(969,152)	1,789,375
Middle East	(331,204)	—	(994,235)	—

Total	$97,745	$1,456,749	$2,109,510	$7,041,270

Depreciation and amortization:
Americas	$199,555	$166,241	$570,934	$503,620
Europe	83,771	91,848	251,652	281,863
Asia Pacific	50,657	27,117	110,914	76,931
Middle East	3,747	—	7,982	—

Total	$337,730	$285,206	$941,482	$862,414

Capital expenditures:
Americas	$547,975	$250,190	$1,729,091	$315,535
Europe	2,156	98,535	82,359	105,247
Asia Pacific	257,313	—	383,801	119,769
Middle East	—	—	88,761	—

Total	$807,444	$348,725	$2,284,012	$540,551

CTPARTNERS EXECUTIVE SEARCH INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Note 8.	Enterprise Geographic Concentrations (continued)

Identifiable assets by geographic concentrations are as follows:

	September 30, 2011	December 31, 2010

Identifiable assets:
Americas	$39,284,549	$36,543,510
Europe	14,195,532	12,760,043
Asia Pacific	5,460,455	5,791,369
Middle East	436,327	—

Total	$59,376,863	$55,094,922

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

Overview

For the three month period ended September 30, 2011, we were engaged to perform 329 searches, including 269 performed directly by us and 60 performed by our associated offices in Latin America. For the three month period ended September 30, 2010, we were engaged to perform 338 searches, including 266 performed directly by us and 72 performed by our associated offices in Latin America. For the three month period ended September 30, 2011, we placed candidates in 114 U.S. searches and 112 non-U.S. searches. Our Latin America affiliate placed 65 candidates during the three month period ended September 30, 2011. For the three month period ended September 30, 2010, we placed candidates in 115 U.S. searches and 75 non-U.S. searches. Our Latin America affiliate placed 60 candidates during the three month period ended September 30, 2010.

Net revenue decreased slightly to $30.3 million for the three-month period ended September 30, 2011 compared to $30.4 million for the three-month period ended September 30, 2010.

For the nine-month period ended September 30, 2011, we were engaged to perform 1,112 searches, including 856 performed directly by us and 256 performed by our associated offices in Latin America. For the nine-month period ended September 30, 2010, we were engaged to perform 1,038 searches, including 801 performed directly by us and 237 performed by our associated offices in Latin America. For the nine-month period ended September 30, 2011, we placed candidates in 362 U.S. searches and 284 non-U.S. searches. Our Latin America affiliate placed 209 candidates during the nine-month period ended September 30, 2011. For the nine-month period ended September 30, 2010, we placed candidates in 330 U.S. searches and 200 non-U.S. searches. Our Latin America affiliate placed 167 candidates during the three month period ended September 30, 2010.

Net revenue increased $7.9 million, or 9.2%, to $93.9 million for the nine-month period ended September 30, 2011 compared to $86.0 million for the nine-month period ended September 30, 2010. The increase in net revenue was the result of an increase in the number of search assignments on which we were engaged and an increase in the number of executive search consultants employed by us.

Relevant data is set forth below (this data excludes the operations of our associated offices in Latin America):

	Three Months Ended September 30,		Increase/ (Decrease)	Percentage Increase/ (Decrease)	Nine Months Ended September 30,		Increase/ (Decrease)	Percentage Increase/ (Decrease)
Performance Metrics	2011	2010			2011	2010
Number of new search assignments	269	266	3	1.1%	856	801	55	6.9%
Number of executive search consultants (as of period end)	94	88	6	6.8%	94	88	6	6.8%
Productivity, as measured by average annualized net revenue per executive search consultant	$1,290,950	$1,383,235	$(92,285)	(6.7)%	$1,331,960	$1,303,195	$28,765	2.2%
Average revenue per executive search	$100,089	$96,219	$3,870	4.0%	$104,793	$101,100	$3,693	3.7%

Operating income decreased $1.3 million to $98,000 for the three-month period ended September 30, 2011, compared to operating income of $1.5 million for the three-month period ended September 30, 2010. The decrease primarily reflects a decrease in net revenues of $94,000 offset by a $135,000 decrease in compensation and benefits expense and a $1.3 million increase in general and administrative expenses.

Operating income decreased $4.9 million to $2.1 million for the nine-month period ended September 30, 2011, compared to operating income of $7.0 million for the nine-month period ended September 30, 2010. The decrease primarily reflects an increase in net revenues of $7.9 million offset by a $9.5 million increase in compensation and benefits expense and a $3.3 million increase in general and administrative expenses.

Results of Operations

The following table summarizes, for the periods indicated, our results of operations as a percentage of net revenue:

	Three Months Ending September 30,		Nine Months Ending September 30,
	2011	2010	2011	2010

Revenue:
Net revenue	100.0%	100.0%	100.0%	100.0%
Reimbursable expenses	4.6	3.2	4.1	3.3

Total revenue	104.6	103.2	104.1	103.3

Operating Expenses:
Compensation and benefits	75.9	76.1	76.6	72.6
General and administrative	23.5	19.0	21.0	19.1
Reimbursable expenses	4.9	3.3	4.3	3.4

Total operating expenses	104.3	98.4	101.9	95.1
Operating income	0.3	4.8	2.2	8.2
Net interest expense	0.0	(0.2)	0.0	(0.2)

Income before income taxes	0.3	4.6	2.2	8.0
Income tax expense	0.0	0.6	(0.8)	(0.1)

Net income	0.3%	5.2%	1.4%	7.9%

Three Month Period Ended September 30, 2011 Compared to Three Month Period Ended September 30, 2010

Net Revenue. Net revenue decreased $94,000, or 0.3% to $30.3 million for the three-month period ended September 30, 2011 compared to $30.4 million for the three-month period ended September 30, 2010. Included in net revenue for the three-month period ended September 30, 2011 and September 30, 2010, was $131,000 and $151,000 in license fees from our associated offices in Latin America.

Compensation and Benefits Expenses. Compensation and employee benefits expense decreased $135,000, or 0.6%, to $23.0 million for the three-month period ended September 30, 2011 from $23.2 million for the three-month period ended September 30, 2010. As a percentage of net revenue, compensation and benefits decreased to 75.9% for the three-month period ended September 30, 2011 compared to 76.1% for the three-month period ended September 30, 2010. The decrease in compensation and benefits expense was primarily the result of (i) a $2.1 million decrease in non-consultant compensation costs primarily related to a reduction of accrued discretionary bonuses; (ii) an increase of $900,000 related to the addition of 37 support staff in recruiting, research and administration;

(iii) an increase in executive search consultant compensation of $300,000; (iv) an increase of approximately $200,000 in connection with equity based grants, guaranteed compensation and signing bonuses made to newly hired executive search consultants; and (v) an increase of $500,000 in related employee benefits and payroll taxes.

General and Administrative Expenses. General and administrative expenses increased to $7.1 million, or 23.5% of net revenue for the three-month period ended September 30, 2011, from $5.8 million, or 19.0% of net revenue for the three-month period ended September 30, 2010. The increase in general and administrative expenses was primarily the result of (i) $330,000 of one-time accounting and tax fees related to being a public company; (ii) $230,000 of fees related principally to human resource, information technology and marketing outsourcing; (iii) $100,000 related to ongoing costs of being a public company (iv) a $300,000 increase in our occupancy costs due to the addition of new offices in Dallas, Dubai and Toronto and expanded offices in Singapore, Paris and Chicago; (v) a $260,000 increase in foreign currency exchange transaction losses; and (vi) a $100,000 increase in business development expense which is a direct result of an increase in the number of executive search consultants and increased travel costs.

Operating Income. Operating income decreased $1.4 million to $98,000 for the three-month period ended September 30, 2011, compared to operating income of $1.5 million for the three-month period ended September 30, 2010. The decrease primarily reflects a decrease in net revenues of $94,000, a decrease in compensation and benefits expense of $135,000 offset by a $1.3 million increase in general and administrative expenses.

Net Interest Expense. Net interest expense decreased $59,000 to $1,000 of interest income for the three month period ended September 30, 2011 from $57,000 of net interest expense for the three month period ended September 30, 2010. The decrease in net interest expense is due to a $4.7 million reduction of interest bearing debt to $0.7 million at September 30, 2011 compared to $5.4 million at September 30, 2010.

Income Before Taxes and Income Tax Expense. For the three-month period ended September 30, 2011, we reported income before taxes of $99,000 and recorded income tax expense of $9,000, as compared to income before taxes of $1.4 million and an income tax benefit of $175,000 for the three-month period ended September 30, 2010. The increase in income tax expense was primarily due to a decrease in state and local income tax benefit in the three-month period ended September 30, 2011.

During the first eleven months of 2010 we were not subject to United States federal income taxes because we were taxed as a partnership under federal tax law. Accordingly, no provision or liability for income taxes was recorded for federal income taxes for such period in our consolidated financial statements since any income or loss for such period was included in the tax returns of our members. The income tax expense recorded during the three months ended September 30, 2011 includes federal, state and local income taxes. The income tax expense recorded during the three month period ended September 30, 2010 represents state and local taxes in those jurisdictions that do not recognize entities taxed as a partnership. The Company’s subsidiaries are subject to entity-level income taxes in their respective foreign jurisdictions.

Nine-Month Period Ended September 30, 2011 Compared to Nine-Month Period Ended September 30, 2010

Net Revenue. Net revenue increased $7.9 million, or 9.2%, to $93.9 million for the nine-month period ended September 30, 2011 compared to $86.0 million for the nine-month period ended September 30, 2010. Included in net revenue for the nine-month period ended September 30, 2011 and September 30, 2010, was $438,000 and $257,000 in license fees from our associated offices in Latin America. The increase in net revenue was the result of an increase in the number of search assignments on which we were engaged and an increase in the number of executive search consultants employed by us.

Compensation and Benefits Expenses. Compensation and employee benefits expense increased $9.5 million, or 15.2%, to $71.9 million for the nine-month period ended September 30, 2011 from $62.4 million for the nine-month period ended September 30, 2010. As a percentage of net revenue, compensation and benefits increased to 76.6% for the nine-month period ended September 30, 2011 compared to 72.6% for the nine-month period ended September 30, 2010. The increase in compensation and benefits expense was primarily the result of (i) approximately $4.2 million in additional non-consultant compensation costs primarily related to the addition of 37 support staff in recruiting, research and administration; (ii) an increase of approximately $3.5 million in bonus compensation for executive search consultants for the nine-month period ended September 30, 2011, which was the direct result of higher consolidated net revenue for the nine-month period ended September 30, 2011 as compared to the nine-month period ended September 30, 2011; (iii) a reduction of approximately $3.1 million in discretionary bonus costs; (iv) an increase of approximately $2.5 million in connection with equity-based grants, guaranteed compensation and signing bonuses made to newly hired executive search consultants; and (v) a $2.4 million increase in related employee benefits and payroll taxes.

General and Administrative Expenses. General and administrative expenses were $19.7 million, or 21.0% of net revenue for the nine-month period ended September 30, 2011 from $16.4 million, or 19.1% of net revenue for the nine-month period ended September 30, 2010. The increase in general and administrative expenses was primarily the result of (i) $660,000 of one-time accounting and tax fees related to being a public company; (ii) $250,000 of fees related principally to human resource, information technology and marketing outsourcing; (iii) $400,000 related to ongoing costs of being a public company; (iv) an $800,000 increase in our occupancy costs due to the addition of new offices in Dallas, Dubai and Toronto and expanded offices in Singapore, Paris and Chicago; (v) a $750,000 increase in business development expense which is a direct result of an increase in the number of executive search consultants and increased travel costs; (vi) a $200,000 increase in foreign currency translation losses; (vii) a $200,000 increase in communication expenses; all partially offset by a $250,000 decrease in legal fees.

Operating Income. Operating income decreased $4.9 million to $2.1 million for the nine-month period ended September 30, 2011, compared to operating income of $7.0 million for the nine-month period ended September 30, 2010. The decrease primarily reflects an increase in net revenues of $7.9 million offset by a $9.5 million increase in compensation and benefits expense and a $3.3 million increase in general and administrative expenses.

Net Interest Expense. Net interest expense decreased $196,000, or 99.0%, to $2,000 for the nine-month period ended September 30, 2011 from $198,000 for the nine-month period ended September 30, 2010. The decrease in net interest expense is due to a $4.7 million reduction of interest bearing debt to $0.7 million at September 30, 2011 compared to $5.4 million at September 30, 2010.

Income Before Taxes and Income Tax Expense. For the nine-month period ended September 30, 2011, we reported income before taxes of $2.1 million and recorded income tax expense of $758,000, as compared to income before taxes of $6.8 million and income tax expense of $46,000 for the nine-month period ended September 30, 2010. The increase in income tax expense was primarily due to an increase in federal income taxes due in the nine-month period ended September 30, 2011. Federal income taxes, as described herein, were not applicable to the firm prior to December 1, 2010.

The income tax expense recorded during the nine-month period ended September 30, 2011 includes federal, state and local income taxes. The income tax expense recorded during the nine-month period ended September 30, 2010 represents state and local taxes in those jurisdictions that do not recognize entities taxed as a partnership. The Company’s subsidiaries are subject to entity-level income taxes in their respective foreign jurisdictions.

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

The following table summarizes our cash flow for the periods shown:

	Nine months Ended September 30,
	2011	2010
Net cash provided by operating activities	$1,996,536	$14,369,155
Net cash (used in) investing activities	(2,284,012)	(540,551)
Net cash (used in) financing activities	(579,840)	(5,343,150)

Net (decrease)/increase in cash	$(867,316)	$8,485,454

Cash. Cash at September 30, 2011 was $23.0 million, as compared to $13.6 million at September 30, 2010. The increase in cash reflects (i) the closing of our initial public offering in December 2010 as we received net proceeds of $24.4 million; (ii) a decrease in cash provided by operating activities of $12.4 million; (iii) a use of IPO proceeds of $10.0 million as described herein and (iv) an increase of capital expenditures of $1.7 million.

Cash Flow from Operating Activities. Cash provided by operating activities was $2.0 million in the nine-month period ended September 30, 2011, compared to cash provided by operating activities of $14.4 million in the nine-month period ended September 30, 2010. The decrease in cash provided by operating activities is due to a decrease in net income of $5.4 million, a decrease in accrued compensation of $9.4 million, a decrease in accrued expenses of $2.9 million, a decrease in income taxes payable of $1.2 million and an increase in accounts receivable of $7.2 million.

Cash from Investing Activities. For the nine-month period ended September 30, 2011, cash used in investing activities was $2.3 million compared to $0.5 million for the nine-month period ended September 30, 2010. These cash outflows were mainly for capital expenditures.

Cash from Financing Activities. For the nine-month period ended September 30, 2011, cash used in financing activity was $600,000 consisting of $100,000 of payments made on long-term debt and $500,000 used to repurchase shares. Cash used in financing activities for the nine-month period ended September 30, 2010 was $5.3 million primarily resulting from payments made on our credit facility, and by payments made on long-term debt. We have had a committed revolving credit facility under which we may borrow U.S. dollars at LIBOR plus 3.25%. A facility fee is charged even if no portion of the credit facility is used. Our credit facility expires on April 30, 2012. There were no borrowings outstanding under our credit facility at September 30, 2011 and September 30, 2010, respectively. As of September 30, 2011, we had approximately $10.0 million available to borrow. The facility is secured principally by accounts receivable and equipment. Additionally, the Company is required to maintain specified leverage and fixed charge coverage ratios as defined in the Credit Agreement. The Credit Agreement also requires the Company to maintain a minimum net worth based on a formula in the Credit Agreement.

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

As of September 30, 2011, we carried out an evaluation, under the supervision and with the participation of our management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed in the reports we file, or submit, under the Exchange Act is recorded, processed, summarized and reported as and when required.

There were no changes in our internal control over financial reporting identified in the evaluation described in the preceding paragraph that occurred during the third quarter of 2011 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 2.	Unregistered Sale of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities

The following table presents the number of shares purchased monthly under the company’s stock repurchase program for the three-month period ended September 30, 2011.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plan	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plan
July
(7/1/11-7/31/11)	0	$0.00	0	$1,000,000
August
(8/1/11-8/31/11)	56,700	$6.77	56,700	$ 620,578
September
(9/1/11-9/30/11)	13,100	$4.31	13,100	$ 563,939

Total	69,800	$6.22	69,800	$ 563,939

On August 10, 2011, the Company’s Board of Directors authorized the repurchase of up to $1.0 million of its outstanding shares of common stock in the open-market, privately negotiated transactions, and block trades. The share repurchase program became effective on August 15, 2011, and is authorized to be in effect through August 15, 2012. As of September 30, 2011, 69,800 shares had been repurchased at a cost of $436,061.

Use of Proceeds from Registered Securities

As of September 30, 2011, we had used the net proceeds from our initial public offering (which were registered under the Securities Act of 1933, as amended, pursuant to a registration statement on Form S-1 (File No. 333-169224), which was declared effective by the Securities and Exchange Commission on December 7, 2010) as follows:

•

Approximately $4.7 million of cash, including the related payroll taxes, was used to pay out the value of performance units granted to certain of our executive search consultants (including payments of $207,679 to Brian M. Sullivan, our chief executive officer, $197,602 to David C. Nocifora, our chief operating and chief financial officer);

•	Approximately $1.9 million to prepay in full a promissory note issued by the Company to the former chief executive officer of the Company and his family trust;

•	Approximately $1.9 million to prepay certain convertible promissory notes with certain employees (including a payment of $453,400 to Brian M. Sullivan, our chief executive officer); and

•	Approximately $1.5 million to pay estimated federal income taxes related to the conversion to a corporation.

There has been no material change in the planned use of the net proceeds from that described in the prospectus included in our registration statement.

Item 6.	Exhibits

Exhibit No.	Description

*31.1	Chief Executive Officer Certification pursuant to Rule 13a-14(a) under the Exchange Act.

*31.2	Chief Financial Officer Certification pursuant to Rule 13a-14(a) under the Exchange Act.

*32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350

*32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350

**101	The following financial information from CTPartners Executive Search Inc. Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2011 formatted in Extensible Business Reporting Language (XBRL) and furnished electronically herewith: (i) Condensed Consolidated Balance Sheets; (ii) Condensed Consolidated Statements of Operations; (iii) Condensed Consolidated Statements of Cash Flows; and (iv) related Footnotes to the Condensed Consolidated Financial Statements, tagged as blocks of text.

*	Filed herewith.
**	Pursuant to Rule 406T of Regulations S-T, these interactive data files are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities and Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.

SIGNATURES

Pursuant to the requirements of the Securities Act of 1933, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CTPartners Executive Search Inc.

By:	/s/ DAVID C. NOCIFORA
David C. Nocifora
Chief Operating Officer and Chief Financial Officer

Date: November 9, 2011