Form 10-K
period 2011-12-31
CTPARTNERS EXECUTIVE SEARCH INC.
filed 2012-03-22
CIK 1439199

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For fiscal year ended December 31, 2011

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File No. 001-34993

CTPARTNERS EXECUTIVE SEARCH INC.

(Exact Name of Registrant as Specified in its Charter)

Delaware	52-2402079
(State or other Jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1166 Avenue of the Americas, 3rd Fl., New York, NY	10036
(Address of principal executive offices)	(Zip Code)

(212) 588-3500

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Common Stock, par value $0.001 per share	NYSE AMEX
(Title of each Class)	(Name of each exchange on which registered)

Securities registered pursuant to Section 12(g) of the Act:

None.

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    ☐  Yes    ☒  No

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    ☐  Yes    ☒  No

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

Large Accelerated Filer	☐	Accelerated Filer	☐

Non-Accelerated Filer	☐ (Do not check if a smaller reporting company)	Smaller Reporting Company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    ☐  Yes    ☒  No

The aggregate market value of the voting and non-voting equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and ask price of such common equity, as of the last business day of the registrant’s most recently completed fiscal year end was $30,235,708.

The number of the registrant’s common shares outstanding as of December 31, 2011 was 7,110,360.

Documents incorporated by reference: portions of the definitive Proxy Statement for the Annual Meeting of Shareholders to be held on June 14, 2012 are incorporated by reference into Part III of this Form 10-K.

PART I

ITEM 1. BUSINESS.

The Company

We were incorporated on April 4, 1980, as Christian and Timbers, Inc. In 2003, Christian and Timbers, Inc. contributed all of its assets to a newly formed Delaware limited liability company, Christian & Timbers LLC. In 2007, we changed our name to CTPartners Executive Search LLC. In connection with our initial public offering, which was on December 7, 2010, we converted from a Delaware limited liability company to a “C” corporation organized under the laws of the state of Delaware and our name became CTPartners Executive Search Inc. on December 1, 2010. We completed the acquisition of the business of CTPartners Latin America, Inc., our formerly independently owned licensee that operates in Latin America, effective January 2, 2012.

Our principal executive offices are located at 1166 Avenue of the Americas, 3rd Floor, New York, New York 10036 and our telephone number is (212) 588-3500. Our corporate website address is www.ctnet.com. We do not incorporate the information contained on, or accessible through, our corporate website into this form 10-K, and you should not consider it part of this form 10-K. For convenience in this form 10-K, “CTPartners,” “we,” “us,” and “our” refer to CTPartners Executive Search Inc. and its subsidiaries, taken as a whole, unless otherwise noted.

Business Overview

We are a leading provider of retained executive search services to clients on a global basis. We provide these services through twenty-three offices in the Americas, Europe, the Middle East and Asia Pacific. We help our clients build stronger leadership teams by facilitating the recruitment and hiring of “C-level” (chief executive officers, chief financial officers, chief legal officers, chief marketing officers and chief human resource officers) executives, other senior executives and board members. Our retained executive search services focus on successfully making placements for our clients in a timely manner. We use a proprietary search process and proprietary technology and communication tools to successfully execute our retained searches. In 2011, we were engaged to perform 1,431 searches, including 1,100 performed directly by us and 331 performed by our then associated offices in Latin America, and we generated net revenue and an operating loss of $121.1 and $4.6 million, respectively. Included in 2011 net revenue is $583,000 in license fees from our then associated offices in Latin America.

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

We have a diverse group of clients located throughout the world and in a variety of industries. From January 1, 2005, through December 31, 2011, we have performed 5,815 searches for over 1,700 clients, including some of the leading Fortune 1000, FTSE 100, DAX and CAC 40 companies as well as private equity and venture capital firms and their portfolio companies.

Historically, we have been successful in both adding new clients and generating repeat business from existing clients. We believe that our disciplined adherence to our proprietary search process has enabled us to develop a strong and loyal client base. Over the past three years, approximately 70% of our retained search engagements came from clients who had previously used our services. At the conclusion of each search, we solicit client feedback with a client satisfaction survey. Our surveys provide us with critical feedback to gauge client satisfaction as well as feedback that we utilize to continually evaluate and improve our processes and performance. In 2011, 270 clients completed client satisfaction surveys, and 87.4% of such surveys stated that the client planned to use our services in the future.

We believe that our global presence enables us to more effectively serve our clients who have operations throughout the world. We leverage our industry specialization with local geographic knowledge and contacts to provide clients with comprehensive executive search services. We have wholly-owned operations in eight U.S. cities and in fifteen non-U.S. locations. Our wholly-owned non-U.S. operations are in Brazil, Canada, Chile, China, Colombia, France, Hong Kong, Mexico, Panama, Peru, Singapore, Switzerland, the United Arab Emirates, the United Kingdom and Venezuela. In 2011, we placed candidates in 483 U.S. searches and 391 non-U.S. searches. Our then affiliate in Latin America placed 270 candidates during 2011.

As of December 31, 2011, we had 94 executive search consultants and 275 other employees, all of whom were full-time employees, and our then associated offices in Latin America had 18 executive search consultants and 63 other employees. Our principal executive offices are located in New York, New York. Our corporate, administrative and research functions are located in our office in Cleveland, Ohio.

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

Executive search firms are generally separated into two broad categories: retained search firms and contingency search firms. Retained search firms generally operate on an exclusive basis for a specific search and are compensated for their services regardless of whether they are successful in placing a candidate with the client. Retained executive search firms typically focus on “C-level” and other senior level executive and board of director positions, and the fee for such services is typically 33% of the first year total cash compensation for the position being filled. The fee for a retained executive search is typically paid in three installments. Contingency executive search firms are generally not hired on an exclusive basis and are only compensated upon placing a recommended candidate, and the fee for such services is typically 25% of the first year base salary of the position being filled.

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

In 2011, we utilized our proprietary SearchSigma process to identify and place 1,144 candidates, including 270 placements made by our then associated offices in Latin America. Every aspect of our search process is oriented to achieving the desired outcome of placing the right individual at the right firm as swiftly and efficiently as possible. Based on a three-year analysis of client surveys, we have designed SearchSigma, a workflow process with six distinct segments and milestones, described in more detail as follows:

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

Over the next several weeks, the team consults with its established network of resources and searches proprietary databases containing profiles of over 1.1 million executives to assist in identifying individuals with the right background, cultural fit and abilities. An initial list of candidates is carefully screened through face-to-face meetings, phone interviews or video conferences.

Milestone #4 — Forty days. After forty days, we have conferred with at least 50% of the identified candidates, interviewed at least five prospects and presented at least three candidates to the client. At this time, we also offer to conduct our forty-day audit which provides us with the opportunity to course-correct our search strategy and target candidate profile, if necessary.

Milestone #5 — Seventy-five days. After seventy-five days, our team has conferred with approximately 90% of the identified candidates, the client has been presented with two qualified candidates, and we have secured two alternative qualified candidates should a final offer not be made or accepted.

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

Our board advisory practice is designed to help boards evaluate the strength and diversity of their board as well as their overall effectiveness. Many boards are facing growing regulatory and shareholder pressure to increase their diversity, independence and expertise. Our in-depth assessments help to focus directors on these key priorities and to make them aware of issues that can impact effectiveness. Since establishing this practice in May 2009, we have conducted 14 board assessments.

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

We operate our executive search business in five broad industry practice groups: financial services, professional services, life sciences, technology/media/telecom and consumer/industrial. Executive search consultants in our industry practice groups bring an in-depth understanding of the market conditions and strategic and management issues faced by clients within their specific industry. Additionally, our executive search consultants have established networks of sources which often provide one-call access to the most sought after talent. The relative sizes of these industry practice groups, as measured by the percentage of 2011 net revenue and the number of executive search consultants as of December 31, 2011, are as follows:

Industry Practice Group	Percentage of 2011 Net Revenue	Number of Executive Search Consultants
Financial services	32.8%	39
Professional services	17.9%	13
Life sciences	18.1%	15
Technology/media/telecom	17.8%	15
Consumer/industrial	13.4%	12

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

Executive search consultants often focus in one or more subsectors to provide clients with even deeper market intelligence and candidate knowledge specific to their industry. We have integrated domestic and international teams that focus on the following subsectors:

•	Association & Not-for-Profit

•	Cleantech & Alternative Energy

•	Commercial Banking

•	Conservation

•	Federal Consulting, Government Relations & Public Policy

•	Financial Technology

•	Global Security/Risk Management

•	Inclusion

•	Insurance

•	Legal, Compliance, Regulatory & Governance

•	Legal Services

•	Real Estate

•	Semiconductor

Our Executive Search Consultants and Other Employees

As of December 31, 2011, we had 369 full-time employees consisting of 94 executive search consultants, 92 associates, 41 researchers and 142 administrative and support staff, excluding the 81 individuals employed by our then associated offices in Latin America. We believe the high caliber, extensive experience and motivation of our professionals are critical factors to our success. We utilize a combination of base salary, revenue and volume bonuses, discretionary bonuses and equity compensation to compensate our employees. The average age of our executive search consultants is forty-seven years.

Our associates and researchers support the efforts of our executive search consultants with candidate sourcing and identification by making initial contact with candidates and performing other search-related functions. We train our associates and researchers, as well as new executive search consultants, in the use of our proprietary retained executive search process and communication systems. Additionally, we periodically hold training and development programs for our associates and researchers. As a result of our strong development culture, we made a significant number of internal promotions. Over the past five years, we have promoted seventeen associates to executive search consultant. Promotion to executive search consultant is based on a variety of factors, including demonstrated superior execution and business development skills, the ability to identify solutions to complex issues, personal and professional ethics, a thorough understanding of the market and the ability to develop and build effective teams.

We believe we have been able to attract and retain some of the most productive executive search consultants. Over the past five years, we have hired sixty-one executive search consultants with previous search backgrounds and strong specialty expertise. We consider relations with our employees to be good.

Clients

We have a diverse group of clients located throughout the world in a variety of industries. In 2011, one client accounted for 5% of our revenue. In 2010, two clients accounted for 7% and 6% respectively of our revenue. From January 1, 2005, through December 31, 2011, we have performed 5,815 searches for over 1,700 clients, including some of the leading Fortune 1000, FTSE 100, DAX and CAC 40 companies as well as private equity and venture capital firms and their portfolio companies.

Historically, we have been successful in both adding to our client base and generating repeat business from existing clients. We believe that our dedication to successfully completing our retained searches in a timely and structured manner has enabled us to develop a strong and loyal client base. This has resulted in highly recurring revenue from our existing clients. For example, over the past three years, approximately 77% of our engagements came from clients who had previously used our services. In 2011, we had 171 clients that retained us to perform more than one search for them.

Seasonality

There is no discernible seasonality in our business. Revenue and operating income have historically varied by quarter and are hard to predict from quarter to quarter. In addition, the volatility in the global economy impacts our quarterly revenue and operating income. On average, the variance between the highest and lowest amount of quarterly net revenue, as expressed as a percentage of annual net revenue, is approximately 5 percentage points.

Marketing

Our executive search consultants market our executive search services through targeted client calling, industry networking and various referral sources. These efforts are assisted by our proprietary databases which provide our executive search consultants with real-time information as to contacts made by their colleagues with particular referral sources, candidates and clients. In addition, we benefit from a significant number of referrals generated by our reputation for high quality service and successfully completing assignments, as well as repeat business resulting from our ongoing client relationships.

We publicize and build our brand awareness through interviews with the major business and trade publications and have periodically utilized television advertisements on syndicated media outlets such as CNBC. We regularly sponsor speeches and host presentations before industry and management groups. We regularly participate in relevant conferences and forums and leading roundtable discussions on topics of interest. For example, we host an annual Board of Directors Human Capital Institute to help enhance the quality of board governance and the human resource function. In addition, we periodically distribute publications to existing and potential clients highlighting emerging trends and noteworthy engagements.

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

Research is largely based on our robust, growing, proprietary candidate database. Our database consists of over 1.1 million unique candidate profiles. The database connects pre-screened candidates to client information offering a concise opportunity for first round due diligence.

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

Our results of operations are affected by the level of business activity of our clients, which in turn is affected by general economic conditions and the level of economic activity in the industries and markets that they serve. On an aggregate basis, our clients may be less likely to hire as many senior executives during economic downturns and periods of economic uncertainty. To the extent our clients delay or reduce hiring senior executives due to an economic downturn or economic uncertainty, our results of operations will be adversely affected. A continued economic downturn or period of economic uncertainty and a decline in the level of business activity of our clients would have a material adverse effect on our business, financial condition and results of operations.

Global economic developments and conditions in the geographic regions and industries from which we derive a significant portion of our revenue could negatively affect our business, financial condition and results of operations.

Demand for our services is affected by global economic conditions and the general level of economic activity in the geographic regions and industries in which we operate. The concentration of our business in certain geographic regions and/or industries exacerbates this risk. For example, over 32% of our net revenue in 2011 was derived from providing our services to the financial services industry. When conditions in the global economy, including the credit markets, deteriorate, or economic activity slows, companies may hire fewer permanent employees and some companies, as a cost-saving measure, may choose to rely on their own human resources departments rather than third-party search firms to find talent. Certain of the geographic regions and industries in which we operate have recently deteriorated significantly and may remain depressed for the foreseeable future. If the national or global economy or credit market conditions in general deteriorate, or the demand for our services in a significant industry decreases, our cash flows, business, financial condition and results of operations would be adversely affected.

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

If we are unable to prevent our executive search consultants from taking our clients or our executive search consultants with them to a competitor, our business, financial condition and results of operations could suffer.

Our success depends upon our ability to develop and maintain strong, long-term relationships with our clients. Although we work on building these relationships between our firm and our clients, in many cases, one or two executive search consultants have primary responsibility for a client relationship. Additionally, a limited number of executive search consultants have primary responsibility for a disproportionate share of our business. In 2011, for example, our top three executive search consultants had primary responsibility for generating business equal to approximately 10% of our net revenues, and our top ten executive search consultants had primary responsibility for generating business equal to approximately 26% of our net revenues.

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

We face aggressive competition and if we are unable to compete effectively, it would have a material adverse effect on our business, financial condition and results of operations.

The global executive search industry is extremely competitive and highly fragmented. We compete with other large global executive search firms and smaller specialty firms. Some of our competitors possess greater financial and other resources, greater name recognition and longer operating histories than we do in particular markets or practice areas. Additionally, specialty firms can focus on regional or functional markets or on particular industries. To the extent our competitors are better capitalized and have access to greater financial and other resources, these competitors may be better positioned to attract executive search consultants, expand their business and weather any economic downturns. There are limited barriers to entry into the search industry and new search firms continue to enter the market. Many executive search firms that have a smaller client base may be subject to fewer off-limits arrangements. In addition, our clients or prospective clients may decide to perform executive searches using in-house personnel. Finally, competitors sometimes reduce their fees in order to attract clients and increase market share. Because we typically do not discount our fees, we may experience some loss of net revenue. We may not be able to continue to compete effectively with existing or potential competitors. Our inability to meet these competitive challenges would have a material adverse affect on our business, financial condition and results of operations.

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

Since 2004, we have experienced a period of rapid growth. This places a significant strain on our managerial and operational resources. Our number of employees grew from eighty-eight as of December 31, 2004, to 369 as of December 31, 2011, mainly as a result of adding executive search consultants and staff supporting such executive search consultants. Additionally, we completed the acquisition of the business of CTPartners Latin America, Inc., our formerly independently-owned licensee that operates in Latin America, effective January 2, 2012. To accommodate our future expected growth, we may need to implement new or upgraded operating and financial systems, procedures and controls throughout many different locations. These efforts may not be successful. Additionally, opening new office locations may strain our financial and management resources. Our failure to expand and integrate these systems, procedures and office locations efficiently could cause our expenses to increase disproportionately and our net revenues to decline or grow more slowly than expected, which could have a material adverse effect on our business, financial condition and results of operations.

Our multinational operations may be adversely affected by economic, social, political and legal risks.

We generate substantial net revenue outside the United States. We offer our services through fifteen locations outside the U.S. We are exposed to the risk of changes in economic, social, political and legal conditions inherent in international operations, which could have a significant impact on our business, financial condition and results of operations. In particular, we conduct business in countries where the legal systems, local laws and trade practices are unsettled and evolving. Commercial laws in these countries are sometimes vague, arbitrary and inconsistently applied. Under these circumstances, it is difficult for us to determine at all times the exact requirements of such local laws. If we fail to comply with local laws, our business, financial condition and results of operations could suffer. In addition, the global nature of our operations poses challenges to our management as well as our financial and accounting systems. Failure to meet these challenges could have a material adverse effect on our business, financial condition and results of operations.

A significant currency fluctuation between the U.S. dollar and other currencies could adversely impact our operating income.

With operations in the Americas, Europe, the Middle East and Asia Pacific, we conduct business using various currencies. In 2011, 35% of our fee revenue was generated outside of North America. As we typically transact business in the local currency, our profitability may be impacted by the translation of foreign currency financial statements into U.S. dollars. Significant long-term fluctuations in relative currency values, in particular an increase in the value of the U.S. dollar against foreign currencies, could have a material adverse effect on our profitability and our business, financial condition and results of operations.

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

Our senior management and executive search consultants own an aggregate of 4,564,915 shares, or 65% of our outstanding common stock. More specifically, seven members of our senior management and executive search consultants own, collectively, 3,265,152 shares, or 46%, of our outstanding common stock. Because a limited number of persons may exert substantial influence over us, transactions could be difficult or impossible to complete without the support of those persons. It is possible that these persons will exercise control over us in a manner adverse to your interests.

Future sales of our common stock may cause our stock price to decline.

If our existing stockholders sell, or indicate an intention to sell, substantial amounts of our common stock in the public market, the market price of our common stock could decline. These sales might also make it more difficult for us to sell additional equity securities at a time and price that we deem appropriate. As of December 31, 2011, we had 7,110,360 shares of common stock outstanding.

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

As of the date here of, 1,507,691 shares are available for sale without registration under the Securities Act subject to the volume or other limitations under Rule 144. After the expiration of the remaining lock-up periods, up to 3,015,384 restricted securities may be sold into the public market in the future without registration under the Securities Act to the extent permitted under Rule 144. Of these restricted securities, 1,507,692 shares will be available for sale on December 7, 2012, and 1,507,692 shares will be available for sale on December 7, 2013, in each case subject to volume or other limits under Rule 144.

Furthermore, 1,000,000 shares were available for grant under our 2010 Equity Incentive Plan and, if issued or granted, will become eligible for sale in the public market once permitted by provisions of the various vesting agreements, lock-up agreements and Rule 144, as applicable. During 2011, 146,856 shares were granted under the plan leaving 853,144 shares available.

Additionally, up to 120,954 shares of common stock will be issued upon the vesting (including 88,139 shares of common stock which will vest in 2012 and 32,815 shares which will vest in 2013) of certain grants, which were made prior to the Company’s initial public offering, in connection with the employment of certain executive search consultants. If these additional shares of common stock are, or if it is perceived that they will be sold in the public market, the trading price of our common stock could decline.

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

Provisions in our certificate of incorporation and bylaws may delay or prevent an acquisition of us or a change in our management. These provisions include:

•	a board of directors whose members can only be dismissed for cause;

•	the right of the board of directors to elect a director to fill a vacancy created by the expansion of the board of directors;

•	the ability of the board of directors to alter our bylaws without obtaining stockholder approval;

•	the prohibition on actions by written consent of our stockholders;

•	the limitation on who may call a special meeting of stockholders;

•	the establishment of advance notice requirements for nominations for election to our board of directors or for proposing matters that can be acted upon at stockholder meetings;

•	the ability of our board of directors to issue preferred stock without stockholder approval, which would increase the number of outstanding shares and could thwart a takeover attempt; and

•	the requirement of at least 75% of the outstanding common stock to amend any of the foregoing provisions.

In addition, because we are incorporated in Delaware, we are governed by the provisions of Section 203 of the Delaware General Corporation Law, which limits the ability of stockholders owning in excess of 15% of our outstanding voting stock to merge or combine with us. Although we believe these provisions collectively provide for an opportunity to obtain greater value for stockholders by requiring potential acquirers to negotiate with our board of directors, they would apply even if an offer rejected by our board were considered beneficial by some stockholders. In addition, these provisions may frustrate or prevent any attempts by our stockholders to replace or remove our current management by making it more difficult for stockholders to replace members of our board of directors, which is responsible for appointing the members of our management.

ITEM 1B. UNRESOLVED STAFF COMMENTS.

None.

ITEM 2. PROPERTIES.

Offices

Our principal executive offices are located in New York, New York, and our corporate, administrative and research functions are located in our office in Cleveland, Ohio. Our operations are based in the following locations:

U.S. Locations	Non-U.S. Locations	Associated Offices
Boston, MA	Dubai, United Arab Emirates	Bogota, Colombia
Chicago, IL	Geneva, Switzerland	Caracas, Venezuela
Cleveland, OH	Hong Kong	Lima, Peru
Columbia, MD	London, United Kingdom	Mexico City, Mexico
Dallas, TX	Paris, France	Panama City, Panama
New York, NY	Shanghai, China	Santiago, Chile
Redwood Shores, CA	Singapore	Sao Paulo, Brazil
Washington, DC	Toronto, Canada

All of our offices are leased. We do not own any real property.

ITEM 3. LEGAL PROCEEDINGS.

From time to time we are involved in litigation incidental to our business. We are currently not party to any litigation, the adverse resolution of which, in management’s opinion, would be likely to have an adverse effect on our business, financial condition or results of operations.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

Market

The Company’s initial public offering was effective December 7, 2010, and trading commenced on December 8, 2010 on the NYSE AMEX stock market. The closing price on March 15, 2012, was $6.82. The trading symbol is CTP.

Prices

The table below sets forth the high and low sales prices during each calendar quarter since December 8, 2010.

2011	High	Low
Fourth Quarter	$5.80	$4.52
Third Quarter	12.20	3.75
Second Quarter	14.35	11.81
First Quarter	16.15	13.95

2010	High	Low
December 8 through December 31, 2010	$16.00	$12.45
December 8, 2010 (first day of active trading)	13.51	12.45

Issuer Purchases of Equity Securities

The following table provides information related to our purchase of common shares for the year ended December 31, 2011.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares That May Yet Be Purchased Under Publicly Announced Plans or Programs
August 1, 2011 – August, 31, 2011	56,700	$6.77	56,700	$620,578
September 1, 2011 – September 30, 2011	13,100	4.31	13,100	563,939
October 1, 2011 – October 31, 2011	32,700	5.22	32,700	392,460
November 1, 2011 – November 30, 2011	5,900	5.58	5,900	359,038
December 1, 2011 – December 31, 2011	67,871	5.26	67,871	—

Total	176,271	5.26	176,271	—

Equity Compensation Plan Information

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders	102,500	—	750,644
Equity compensation plans not approved by security holders	—	N/A	—
Total	102,500	N/A	750,644

Use of Proceeds from Registered Securities

The offer and sale of the shares in our initial public offering were registered under the Securities Act of 1933, as amended, pursuant to a registration statement on Form S-1 (File No. 333-169224), which was declared effective by the Securities and Exchange Commission on December 7, 2010.

After deducting underwriting discounts and commissions and offering related expenses, our net proceeds from the initial public offering were approximately $24.4 million.

During 2011, we used approximately $1.0 million to repurchase shares as described in Item 5 hereof.

There has been no material change in the planned use of the net proceeds from that described in the prospectus included in our registration statement.

ITEM 6.	SELECTED FINANCIAL DATA.

Not required for smaller reporting companies.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Management’s Discussion and Analysis of Financial Condition and Results of operations has been prepared for the twelve-month periods ending December 31, 2011, and 2010. The Company’s financial statements have been prepared on a successor and predecessor basis due to the Company’s conversion from a limited liability company to a corporation on December 1, 2010.

Components of Our Statement of Operations

Revenue

Net Revenue. Our executive search services are provided on a retained basis. Net revenue is comprised of the following four components:

•

Fee Revenue. The vast majority of our revenue for retained executive search and board advisory services is received as retainer fees (which we refer to as “fee revenue”). Our retainer fee is typically equal to 33% of the first year total cash compensation for the position being filled. Generally, our retainer fee is paid in three sequential monthly installments commencing in the month of our engagement by the client.

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

•

Uptick: in the event that the actual total cash compensation paid to a placed candidate exceeds the estimated compensation on which our retained fees were based, we typically are paid, at the time of placement, an amount equal to 33% of the difference between the actual total cash compensation paid and the estimate; and

•

Pick-Up: in the event that a client hires a candidate for a position other than the position identified in the original search assignment, we typically are paid 30% of the first year’s total cash compensation for the position filled.

•

License Revenue. During 2011, for services rendered by our then associated offices in Latin America, we were paid a license fee equal to a percentage of the gross fees billed to clients. The license fee is 3% for the first year of affiliation and 6% thereafter. As more fully described herein, the Company completed the purchase of its Latin American affiliates effective January 2, 2012.

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

Since we were paid license fees by our then associated offices in Latin America in 2011, and we did not employ the executive search consultants in those offices, we excluded our associated offices in Latin America in tracking the revenue drivers listed above. We believe that by excluding such results we get a better picture of what is driving core revenue.

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

•

Revenue Bonus. Each executive search consultant is paid a tiered bonus based upon the amount of collected revenue that is credited to such consultant. The higher the revenue credited, the higher the percentage of such revenue that is paid to the executive search consultant as a bonus and thus accrued by us as an expense. As a result of this tiered bonus system, the mix of individual consultants’ performance levels can significantly affect the total amount of compensation expense we record. All collected fee revenue is credited to executive search consultants as follows: 20% to the originator, 30% to the executive search consultant or team of executive search consultants that contributed to converting a lead into a committed engagement and 50% to the executive search consultant or team of executive search consultants that execute the search. Our revenue bonus is not discretionary and is not based upon total firm profitability.

•

Volume Bonus. We pay a volume bonus to our executive search consultants based upon the total amount of collected revenue originated by an executive search consultant. Our volume bonus is not discretionary and is not based upon total firm profitability.

•	Signing Bonus. We may pay a signing bonus as part of recruiting new executive search consultants to the Company.

•	Equity Compensation. We may grant equity compensation to our executive officers and executive search consultants in order to:

•	align our employees’ interest with those of our stockholders;

•	facilitate ownership of our common stock by our executive officers and executive search consultants; and

•	attract and retain talent.

•	Other Employee Compensation. We pay our associates, researchers and administrative and support staff based upon a combination of base salary, performance-based bonuses and discretionary bonuses.

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

Results of Operations

The following tables summarize, for the periods indicated, our results of operations:

	Twelve Month Period Ending December 31,
	2010	2011
Revenue:
Net revenue	$113,706,519	$121,085,898
Reimbursable expenses	3,950,825	5,033,024

Total revenue	$117,657,344	$126,118,922

Operating Expenses:

Compensation and benefits	$88,134,877	$98,224,549
General and administrative	22,561,876	27,130,437
Reimbursable expenses	4,204,188	5,406,685

Total operating expenses	$114,900,941	$130,761,671
Operating income (loss)	$2,756,403	(4,642,749)
Net interest expense	(306,891)	2,150

Income (loss) before income taxes	$2,449,512	$(4,640,599)
Income tax (expense) benefit	(638,184)	1,406,037

Net income (loss)	$1,811,328	$(3,234,562)

Twelve Month Period Ended December 31, 2011 Compared to Twelve Month Period Ended December 31, 2010

Net Revenue. Net revenue increased $7.4 million, or 6.5%, to $121.1 million in 2011 from $113.7 million in 2010. The increase in net revenue was the result of an increase in average revenue per executive search offset by a slight decrease in the number of new search assignments.

	Year Ended December 31,		Increase/	Percentage Increase/
Performance Metrics	2010	2011	(Decrease)	(Decrease)
Number of new search assignments	1,103	1,100	(3)	—%
Number of executive search consultants (as of period end)	88	94	6	6.8%
Productivity, as measured by average annualized net revenue per executive search consultant	$1,292,000	$1,288,000	$(4,000)	—%
Average revenue per executive search	$102,900	$104,950	$2,050	2.0%

In comparison to our reported average fee above, our calculated fee per search (defined as net revenue divided by the number of search initiations) increased by seven thousand dollars year over year.

Compensation and Benefits Expenses. Compensation and employee benefits expense increased $10.1 million, or 11.4%, to $98.2 million in 2011 from $88.1 million in 2010. As a percentage of net revenue, compensation and benefits increased to 81% in 2011 from 77.5% in 2010. The increase in compensation and benefits expense was primarily due to (i) a $4.3 million increase due to the addition of 27 net new recruiting support staff; (ii) a $4.1 million increase in consultant acquisition costs; (iii) a $3.5 million increase in consultant compensation, which was the direct result of higher consolidated net revenue in 2011 as compared to 2010; (iv) a $2.5 million increase in employee benefits and payroll taxes related to the aforementioned increases; (v) offset by a $4.4 million one-time 2010 cost to terminate our performance unit plan.

General and Administrative Expenses. General and administrative expenses increased $4.5 million, or 20.2%, to $27.1 million in 2011 from $22.6 million in 2010. The increase was mainly due to (i) an increase in occupancy costs due to $1.2 million relating to new offices in Dallas, Chicago, Toronto, and Dubai; and expanded offices in Boston, Paris, and Singapore (ii) increased costs of professional fees of $1.2 million, including one-time fees of $400,000 related to Sarbanes-Oxley compliance and other costs associated with being a public company, one-time fees of $300,000 related to our acquisition of CTPartners Latin America, Inc. (iii) an increase of $600,000 in business development costs directly related to the increase in consolidated net revenue, (iv) an increase of $400,000 due to one-time costs related to human resources and IT consulting, and (v) an increase in business taxes of $470,000 principally as a result of rent and other business taxes in our French operation.

Operating Income. Operating income decreased $7.4 million, or 268%, to a loss of $4.6 million in 2011 from an operating profit of $2.8 million in 2010. The decrease primarily reflects an increase in compensation and benefits and general administrative costs offset by an increase in net revenue.

Net Interest Expense. Net interest expense decreased $309,000, or 101%, to ($2,000) in 2011 from $307,000 in 2010. The decrease in net interest expense reflects the elimination of our bank borrowings for all of 2011 compared to 2010 where our borrowed balance was as high as $4.6 million during the year.

Income Before Taxes and Income Tax Expense. In 2011, we reported a loss before taxes of $4.6 million and recorded an income tax benefit of $1.4 million, as compared to income before taxes of $2.4 million and income tax expense of $638,000 in 2010. The increase in income tax benefit of $1.8 million was primarily due to a $1.4 million increase in our current tax benefit and a $400,000 increase in deferred tax benefit.

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

The following table summarizes our cash flow for the periods shown:

	Year Ended December 31,
	2010	2011
Net cash provided by operating activities	$6,179,969	$1,667,248
Net cash (used in) investing activities	(1,152,864)	(2,556,325)
Net cash provided (used in) by financing activities	14,066,907	(1,178,143)

Net increase (decrease) in cash	$19,094,012	$(2,067,220)

Cash. Cash at December 31, 2011 was $21.8 million, as compared to $24.0 million at December 31, 2010. The decrease in cash principally reflects the decrease in financing activities as a result of the 2010 proceeds of $24.4 million from the Company’s initial public offering as well as decreases in cash provided from operating activities and an increase in cash used in investing activities.

Cash Flow from Operating Activities. In 2011, cash provided by operating activities was $1.7 million principally reflecting a net loss of $3.2 million in addition to a decrease in accrued expenses of $1.0 million offset by an increase in accrued compensation of $5.6 million and accounts receivable of $1.6 million. Cash provided by operating activities was $6.2 million in 2010, principally reflecting a net income of $1.8 million in addition to an increase in accrued compensation of $4.6 million and accrued expenses of $3.0 million partially offset by a reduction in accounts receivable of $5.9 million and a reduction in prepaid expenses of $1.1 million.

Cash from Investing Activities. In 2011, cash used in investing activities was $2.6 million compared to $1.2 million in 2010. These cash outflows were mainly for capital expenditures.

Financing Activities. In 2011, cash used for financing activities of $1.2 million consisted of $1.0 million used to repurchase shares of our common stock and $200,000 to pay down loans to former shareholders.

Cash received from financing activities in 2010 was $14.1 million, primarily as a result of the proceeds of the initial public offering of $24.4 million offset by payments made on our credit facility of $4.7 million, payments made on notes issued to repurchase units from former members of CTPartners Executive Search LLC of $2.8 million, the redemption of $1.7 million of convertible notes and $1.3 million of member distributions. Since March 2004, we have had a committed revolving credit facility. Under our credit facility, we may borrow U.S. dollars at LIBOR plus 3.25%. A facility fee is charged even if no portion of the credit facility is used. Our credit facility expires on April 30, 2013. The borrowings outstanding under our credit facility were $0 at December 31, 2011, and $0 at December 31, 2010. As of December 31, 2011, we had $10 million available to borrow, as compared to $10 million available to borrow at December 31, 2010. The facility is secured by principally by accounts receivable and equipment. Additionally, the Company is required to maintain specified leverage and fixed charge coverage ratios as defined in the Credit Agreement. The Credit Agreement also requires the Company to maintain a minimum net worth based on a formula in the Credit Agreement.

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

Significant Events Subsequent to December 31, 2011

Effective January 2, 2012, the Company completed its acquisition of the business of CTPartners Latin America Inc., its independently-owned licensee that has been operating as CTPartners in Latin America for the past five years, for a total consideration of $10.5 million, half of which was paid at closing with the balance being paid in equal installments on January 2, 2013 and January 2, 2014. Future payments can be reduced if certain key persons do not remain employed with the company, or if covenants related to non-competition are violated. The acquisition of our affiliates brings their operations into line with our other foreign subsidiaries.

The Company believes that this investment, which now adds seven locations in seven Latin America countries and adds over 80 employees, positions the Company to be a more attractive alternative for search consultants and clients, allowing us to build our business more efficiently than under the previous licensing arrangement.

On January 19, 2012, the Company’s Board of Directors approved a common stock repurchase program of up to $1,000,000 of the Company’s $.001 par value common stock in either open market or in privately negotiated transactions or in block trades. Shares repurchased under this program will be held as treasury shares.

Recently Adopted Financial Accounting Standards

None

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable for smaller reporting companies.

ITEM 8. FINANCIAL STATEMENTS.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders

CTPartners Executive Search Inc. and Subsidiaries

We have audited the accompanying consolidated balance sheets of CTPartners Executive Search Inc. and Subsidiaries (the “Successor”) as of December 31, 2011 and 2010, and the related consolidated statements of operations and, stockholders’ equity, for the year ended December 31, 2011 and the period December 1, 2010 to December 31, 2010. We have also audited the related consolidated statements of operations and, members’ equity (deficit) of CTPartners Executive Search LLC and Subsidiaries (the “Predecessor”) for the period January 1, 2010 to November 30, 2010. We have also audited the consolidated statements of cash flows of the Successor and Predecessor (collectively the “Company”) combined for the years ended December 31, 2011 and 2010. These financial are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Successor as of December 31, 2011 and 2010, and the results of the Successor’s and Predecessor’s operations and their cash flows for the periods set forth in the first paragraph, in conformity with U.S. generally accepted accounting principles.

As discussed in Note 1 to the consolidated financial statements, the Successor commenced operations on December 1, 2010, as a result in the change in the Company’s tax status and in anticipation of the closing of its initial public offering.

/s/ McGladrey & Pullen, LLP

Cleveland, Ohio

March 21, 2012

CTPartners Executive Search Inc. and Subsidiaries

Consolidated Balance Sheets

December 31, 2011 and 2010

	December 31, 2011	December 31, 2010
Assets
Current Assets
Cash	$21,830,120	$24,030,543
Accounts receivable, net	19,612,236	21,197,842
Other receivables	559,526	326,542
Prepaid expenses	2,394,872	2,430,879
Deferred income taxes	1,769,936	1,219,024
Income taxes receivable	1,592,562	—
Other	712,519	1,003,051

Total current assets	48,471,771	50,207,881

Leasehold Improvements and Equipment, net	4,332,865	3,147,192

Other Assets	2,056,931	1,393,823
Deferred Income Taxes	678,554	346,026

	$55,540,121	$55,094,922

Liabilities and Stockholders’ Equity
Current Liabilities
Current portion of long-term debt	$155,340	$181,962
Accounts payable	993,558	1,574,493
Accrued compensation	23,660,070	18,132,980
Accrued business taxes	741,141	1,419,338
Income taxes payable	—	1,172,649
Accrued expenses	3,032,950	3,845,685

Total current liabilities	28,583,059	26,327,107

Long-Term Liabilities
Long-term debt, less current maturities	470,109	622,929
Deferred rent, less current maturities	1,649,070	1,667,473

Total long-term liabilities	2,119,179	2,290,402

Stockholders’ Equity
Preferred stock: 1,000,000 shares authorized, no shares issued and outstanding	—	—
Common stock: $0.001 par value, 30,000,000 shares authorized, 7,286,631 shares issued. 7,110,360 and 7,176,920 shares outstanding at December 31, 2011 and 2010, respectively	7,287	7,177
Additional paid-in capital	35,737,584	33,622,796
Accumulated deficit	(9,026,290)	(5,791,728)
Accumulated other comprehensive (loss)	(881,997)	(1,360,832)
Treasury stock at cost (176,271 shares)	(998,701)	—

	24,837,883	26,477,413

	$55,540,121	$55,094,922

See Notes to Consolidated Financial Statements.

CTPartners Executive Search Inc. and Subsidiaries

Consolidated Statements of Operations

	Successor	Successor	Predecessor
	Year	For the Period	For the Period
	Ended	December 1 to	January 1 to
	December 31,	December 31,	November 30,
	2011	2010	2010
Net revenue	$121,085,898	$8,978,583	$104,727,936
Reimbursable expenses	5,033,024	417,421	3,533,404

Total revenue	126,118,922	9,396,004	108,261,340

Operating expenses
Compensation and benefits	98,224,549	11,376,950	76,757,927
General and administrative	27,130,437	2,801,705	19,760,171
Reimbursable expenses	5,406,685	496,442	3,707,746

	130,761,671	14,675,097	100,225,844

Operating (loss) income	(4,642,749)	(5,279,093)	8,035,496

Financial income (expense)
Interest expense	(59,825)	(146,867)	(215,450)
Interest income	61,975	55,426	—

	2,150	(91,441)	(215,450)

(Loss) income before income taxes	(4,640,599)	(5,370,534)	7,820,046

Income tax benefit (expense)	1,406,037	(421,194)	(216,990)

Net (loss) income	$(3,234,562)	$(5,791,728)	$7,603,056

Basic and diluted loss per common share	$(0.45)	$(0.89)

Basic and diluted weighted average common shares	7,189,247	6,524,808

See Notes to Consolidated Financial Statements.

CTPartners Executive Search Inc. and Subsidiaries

Consolidated Statements of Stockholders’/Members’ Equity (Deficit)

			Notes
			Receivable
			from	Accumulated	Total					Accumulated
			Members’	Other	Members’			Additional		Other		Total
		Members’	Purchase of	Comprehensive	Equity	Common Stock		Paid-in	Accumulated	Comprehensive	Treasury	Shareholders’
	Units	Equity (Deficit)	Units	Income (Loss)	(Deficit)	Shares	Amount	Capital	Deficit	Income (Loss)	Stock	Equity
PREDECESSOR
Balance, December 31, 2009	944,923	(30,254,976)	(66,696)	(2,290,586)	(32,612,258)	—	—	—	—	—	—	—
Net income	—	7,603,056	—	—	7,603,056
Comprehensive income (loss)
Foreign currency translation adjustments	—	—	—	(117,859)	(117,859)
Defined benefit pension plan	—	—	—	309,672	309,672

Comprehensive income					7,794,869
Change in fair value of redeemable member units	—	(23,985,620)	—	—	(23,985,620)
Equity-based compensation	13,412	1,227,360	—	—	1,227,360
Member units redeemed	(34,332)	(850,102)	—	—	(850,102)
Member distributions	—	(1,550,000)	—	—	(1,550,000)
Payments received on members’ notes receivable	—	—	66,696	—	66,696
Conversion of convertible notes to member units	17,687	891,600	—	—	891,600
Recapitalization/conversion of members’ equity (deficit)	(941,690)	46,918,682	—	2,098,773	49,017,455	4,961,547	4,962	9,135,628	—	(2,098,773)	—	7,041,817

Balance, November 30, 2010	—	—	—	—	—	4,961,547	4,962	9,135,628	—	(2,098,773)	—	7,041,817

SUCCESSOR
Balance, December 1, 2010						4,961,547	$4,962	$9,135,628	$—	$(2,098,773)	$—	$7,041,817
Tax effect of accumulated other comprehensive income (loss) at conversion						—	—	—	—	754,663		754,663
Net loss						—	—	—	(5,791,728)	—		(5,791,728)
Comprehensive income (loss), net of tax
Foreign currency translation adjustments						—	—	—	—	(34,120)		(34,120
Defined benefit pension plan						—	—	—	—	17,398		17,398
Comprehensive (loss)									(5,791,728)			(5,053,787)

Share-based compensation						—	—	119,875	—	—		119,875
Issuance of common shares related to initial public offering, net of offering costs						2,215,373	2,215	24,367,293	—	—		24,369,508

Balance, December 31, 2010	—	—	—	—	—	7,176,920	7,177	33,622,796	(5,791,728)	(1,360,832)	—	26,477,413
Net loss						—	—	—	(3,234,562)	—		(3,234,562)
Comprehensive income (loss), net of tax
Foreign currency translation adjustments						—	—	—	—	(50,662)		(50,662)
Defined benefit pension plan						—	—	—	—	492,761		492,761
Other						—	—	—	—	36,736		36,736

Comprehensive (loss)						—						(2,755,727)
Share-based compensation						109,711	110	2,114,788	—	—		2,114,898
Treasury Shares						(176,271)	—		—	—	(998,701)	(998,701)

Balance, December 31, 2011	—	—	—	—	—	7,110,360	7,287	35,737,584	(9,026,290)	(881,997)	(998,701)	24,837,883

CTPartners Executive Search Inc. and Subsidiaries

Consolidated Statements of Cash Flows for Years Ended December 31, 2011 and 2010

	Years Ended December 31,
	2011	2010
Cash Flows From Operating Activities
Net (loss) income	$(3,234,562)	$1,811,328
Adjustments to reconcile net (loss) income to net cash provided by operating activities
Depreciation and amortization	1,398,012	1,625,751
Share/equity-based compensation	2,114,898	1,347,235
Amortization of discount on convertible promissory notes	—	104,864
Deferred income taxes	(818,684)	(800,050)
Change in fair value mandatorily redeemable member units	—	502,053
Other comprehensive income change for pension plan termination	492,761	—
Changes in operating assets and liabilities:
Accounts and other receivables	1,570,699	(5,884,931)
Prepaid expenses	193,101	(1,140,057)
Income taxes receivable	(1,592,562)	—
Other assets	(832,690)	(139,471)
Accounts payables	(578,124)	877,567
Accrued compensation	5,647,926	4,613,044
Accrued business taxes	(684,698)	693,203
Income taxes payable	(1,172,649)	1,172,649
Accrued expenses	(888,691)	2,322,362
Deferred rent	52,511	(356,573)
Pension liability	—	(569,005)

Net cash provided by operating activities	1,667,248	6,179,969

Cash Flows From Investing Activities
Purchase of leasehold improvements and equipment	(2,556,325)	(1,152,864)

Cash Flows From Financing Activities
Payments on long-term debt	(179,442)	(2,802,870)
Repurchase of common stock	(998,701)	—
Net (payments) on revolving credit facility	—	(4,660,027)
Payments received on members’ notes receivable	—	66,696
Redemptions of convertible notes	—	(1,656,400)
Net proceeds from initial public offering	—	24,369,508
Member distributions	—	(1,250,000)

Net cash (used in) provided by financing activities	(1,178,143)	14,066,907

Net (decrease) increase in cash	(2,067,220)	19,094,012

Effect of foreign currency on cash	(133,203)	(157,169)

Cash:
Beginning	24,030,543	5,093,700

Ending	$21,830,120	$24,030,543

Supplemental Disclosures of Cash Flow Information
Cash paid during the year for
Interest	$38,782	$265,180

Taxes	$2,524,790	$84,643

Supplemental Disclosures of Non-Cash Financing Information
Change in fair value of redeemable member units	$—	$23,985,620

Non-Cash distributions recorded as accrued liabilities	$—	$300,000

Redemption of member units in exchange for notes payable	$—	$850,102

Conversion of convertible notes to member units	$—	$891,600

Redeemable member units and mandatorily redeemable member units reclassified to equity	$—	$56,054,308

See Notes to Consolidated Financial Statements.

CTPARTNERS EXECUTIVE SEARCH INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1. Basis of Presentation and Significant Accounting Policies

Description of Business — CTPartners Executive Search Inc. (formerly known as CTPartners Executive Search LLC), along with its subsidiaries (collectively, CTPartners or the Company), is a retained executive search firm with global executive search capabilities. The Company operates in the Americas, Europe, the Middle East and Asia Pacific. The Company also has a licensing arrangement with its associated offices in Latin America. As further described in Note 11 and subsequent to the balance sheet date, the Company acquired its Latin American affiliates.

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

Reference to “Successor” refers to the period December 1, 2010, to December 31, 2010, which was subsequent to the conversion to a corporation, and from January 1, 2011, to December 31, 2011. Reference to “Predecessor” refers to the period January 1, 2010, to November 30, 2010, which was prior to the conversion to a corporation.

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

Accounts Receivable — The Company extends unsecured credit to customers under normal trade agreements, which generally require payments which are due upon receipt. Accounts greater than ninety days past due are considered delinquent. Accounts receivable are written off when deemed uncollectable.

The allowance for doubtful accounts is based upon management’s review of delinquent accounts and an assessment of the Company’s historical evidence of collections. The Company also provides a reserve for billing adjustments based upon historical experience. The allowance for doubtful accounts and billing adjustments amounted to $1,144,000 and $1,244,000 at December 31, 2011, and 2010, respectively.

Leasehold Improvements and Equipment — Depreciation is provided using the straight-line method over the useful life of equipment, or in the case of leasehold improvements, the shorter of the life of the improvement or the length of the lease as follows:

Leasehold improvements	3-10 years
Office furniture, fixtures and equipment	5-7 years
Computer equipment and software	3-5 years

CTPARTNERS EXECUTIVE SEARCH INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1. Basis of Presentation and Significant Accounting Policies (Continued)

The Company periodically reviews the value of long-lived assets for impairment. There were no impairment write-downs for 2011 and 2010. Leasehold improvements and equipment are carried at cost less allowances for depreciation and amortization. Ordinary maintenance and repairs are charged against earnings when incurred. Additions and major repairs are capitalized if they extend the useful life of the related asset.

Deferred Rent — The Company recognizes rent expense on the straight-line basis over the term of the lease. Deferred rent is recognized for the excess of rental expense over rental payments. The portion of deferred rent which will not be recognized into the statement of operations within one year is included as a long-term liability on the consolidated balance sheets at December 31, 2011, and 2010.

Mandatorily Redeemable Member Units and Redeemable Member Units — Prior to the Conversion Date, the Company’s member units were divided into various unit classes which contained similar economic and voting rights. Profits and losses were allocated according to the then effective Amended and Restated Operating Agreement. Up to the Conversion Date, the Company recorded as mandatorily redeemable the member units the Company was obligated to repurchase upon the death of a member. In addition, the Company recorded the remaining member units as redeemable, all of which contained a put option giving the unit holder the right, but not the obligation, to sell their units back to the Company upon an age and years of service formula (relevant milestone) defined in the Unit Purchase Agreement. Any payments required to be made were to be paid under a note with a five year term plus interest. During 2010, and up to the Effective Date, no member units were exercised or put under this agreement. The settlement price for both the mandatorily redeemable units and the redeemable units was the unit value based on the Formula Value (defined below) in the Unit Purchase Agreement in effect at the date of the relevant milestone.

Also prior to the Conversion Date, the Company used its internal valuation method to measure the fair value per unit for all unit valuations. This method was based on a formula whose inputs were a factor of the trailing twelve months of revenue, less debt as defined in the Unit Purchase Agreement (the “Formula Value”). As of December 31, 2009, the Company reflected those member units with mandatory redemption features as a long-term liability and the member units with a redemption option as redeemable member units on its consolidated balance sheet. Also as of December 31, 2009, the change in fair value for those units with mandatory redemption features was included in compensation and benefits in the consolidated statements of operations. The change in fair value for the member units with a redemption option is included as a component of members’ equity (deficit). As of the Conversion Date the Company’s member units were converted to common stock. In addition, as of the Conversion Date, the Company was no longer obligated to repurchase the common stock and therefore the long-term liability and redeemable member units were reclassified to equity on the Company’s consolidated balance sheets.

A reconciliation of the fair value of the Company’s redeemable member units is summarized as follows:

Balance as of January 1, 2010	30,937,827
Change in fair value redeemable units through November 30, 2010	23,985,620
Reclassification to equity on the Conversion Date	(54,923,447)

Balance as of December 31, 2010	$—

A reconciliation of the fair value of the Company’s mandatorily redeemable member units is summarized as follows:

Balance as of January 1,2010	$628,810
Unrealized losses	502,053
Reclassification to equity on the Conversion Date	(1,130,863)

Balance as of December 31, 2010	$—

CTPARTNERS EXECUTIVE SEARCH INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1. Basis of Presentation and Significant Accounting Policies (Continued)

Share/Equity-Based Compensation — As of the Effective Date, the Company has an equity incentive plan under which the Board of Directors may grant restricted stock or stock options to employees and consultants. Share based compensation cost is recorded for all option grants and awards of non-vested stock based on the grant date fair value award. Prior to the Effective Date, the Company accounted for share/equity-based compensation based on the Formula Value and recognized compensation expense over the requisite service period using the straight-line method. Also prior to the Effective Date, the Company measured compensation expense related to the performance units at each measurement date using the intrinsic value method.

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

In accordance with the guidance on accounting for uncertainty in income taxes issued by the Financial Accounting Standards Board (FASB), management evaluated the Company’s tax position and concluded that the Company had taken no uncertain tax positions that require adjustment to the consolidated financial statements. With few exceptions, the Company is no longer subject to tax examinations by the U.S. federal, state or local tax authorities for years prior to 2008. When and if applicable, potential interest and penalty costs are accrued as incurred, with expenses recognized in general and administrative expenses in the consolidated statement of operations. For non-US locations, the Company is no longer subject to audit examinations prior to 2008, except for the United Kingdom which extends to 2005. When and if applicable, potential interest and penalty costs are accrued as incurred, with expenses recognized in general and administrative expenses in the consolidated statements of operations.

Foreign Currency Remeasurement and Transactions — For all foreign operations, the functional currency is the local currency. Assets and liabilities of these operations are translated at the exchange rate in effect at each year-end. Income statement accounts are translated at the average monthly rate of exchange. Translation adjustments arising from the use of differing exchange rates from period to period are included as a component of accumulated other comprehensive income (loss) within stockholders’/members’ equity (deficit). Gains and losses from foreign currency transactions are included in operating results for the period. For 2011 and 2010, net foreign currency losses included in net income (loss) were approximately:

	Successor	Successor	Predecessor
	Year Ended December 31, 2011	Period from December 1 to December 31, 2010	Period from January 1 to November 30, 2010
Net foreign currency loss	$(401,000)	$(250,000)	$(52,000)

CTPARTNERS EXECUTIVE SEARCH INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1. Basis of Presentation and Significant Accounting Policies (Continued)

Accumulated Other Comprehensive Income (Loss) — The Company’s accumulated other comprehensive (loss), net of tax for the successor periods, is comprised of, and related to, the following:

	Successor	Successor	Predecessor
	December 31, 2011	December 31, 2010	November 30, 2010
Foreign currency translation adjustments	(796,677)	(757,203)	(1,169,497)
Defined benefit pension plan	—	(481,574)	(807,221)
Other	(85,320)	(122,055)	(122,055)

	$(881,997)	$(1,360,832)	$(2,098,773)

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

At December 31, 2011, the carrying value of all assets and liabilities did not differ materially from fair value. Prior to the Conversion Date, the Company’s mandatorily redeemable member units discussed in Note 1 were classified as a Level 3 liability. On the Conversion Date, these units were converted to common stock and the mandatory redemption feature no longer applied. The value of these shares immediately prior to the conversion was determined using the Company’s initial public offering price which is a Level 1 input as defined above. Prior to the Effective Date, the Company’s performance unit plan liability discussed in Note 6 was classified as a Level 3 liability. On the Effective Date, the performance unit liability was also valued using the Company’s initial public offering price which is a Level 1 input as defined above.

Basic and Diluted Earnings per Share — As of the Effective Date, basic earnings per common share is computed by dividing net income (loss) by the weighted average common shares outstanding for the reporting period. Diluted earnings per share reflect the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted. Common equivalent shares are excluded from the determination of diluted earnings per share in periods in which they have an anti-dilutive effect. Potentially dilutive common shares, subject to vesting, not included in earnings per share because the effect of their inclusion would be anti-dilutive as a result of the Company’s net loss position, were 369,353 and 250,768 for the periods ended December 31, 2011 and 2010, respectively.

Reclassifications — Certain items in the 2010 consolidated financial statements have been reclassified to conform to the 2011 presentation.

Note 2. Initial Public Offering (“IPO”)

On the Effective Date, the Company became a public entity and began trading shares of common stock on December 8, 2010. The IPO resulted in 1,869,220 common shares being offered. The common stock was offered at $13.00 per share.

CTPARTNERS EXECUTIVE SEARCH INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 2. Initial Public Offering (“IPO”) (Continued)

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

The Company also reserved 1,000,000 shares of its common stock for future grants, awards, and sale under its 2010 Equity Incentive Plan. As of December 31, 2011, 146,856 shares have been granted under this plan.

The Company also authorized 1,000,000 shares of preferred stock. No preferred stock was issued and outstanding as of December 31, 2011.

A reconciliation of the change in members’ equity (deficit) to shareholders’ equity as a result of the Company’s conversion to a corporation is as follows:

Total members’ equity (deficit) prior to Conversion Date	$(49,017,455)
Conversion of member units to common stock	4,962
Reclassification of redeemable member units	54,923,447
Reclassification of mandatorily redeemable member units	1,130,863

Total stockholders’ equity at December 1, 2010	$7,041,817

Note 3. Leasehold Improvements and Equipment

The components of the leasehold improvements and equipment at December 31 are as follows:

	2011	2010
Leasehold improvements	$3,133,511	$2,723,762
Office furniture, fixtures and equipment	2,627,058	2,268,582
Computer equipment and software	4,393,904	4,017,124

	10,154,473	9,009,468
Accumulated depreciation and amortization	(5,821,608)	(5,862,276)

	$4,332,865	$3,147,192

Depreciation and amortization is summarized in the following table:

	Successor	Successor	Predecessor
	Year ended December 31, 2011	Period from December 1 to December 31, 2010	Period from January 1 to November 30, 2010
Depreciation and amortization expense	$1,398,012	$164,480	$1,461,271

Note 4. Long-Term Debt

Notes Payable — Bank: The Company is a party to a credit and security agreement (the “Second Amended and Restated Credit and Security Agreement” or “Credit Agreement”) with a bank which includes a revolving credit facility. The Agreement, as amended, provides for the revolving credit facility to expire on April 30, 2013. Under the terms of the revolving credit facility, the Company may borrow an amount equal to the lesser of $10,000,000 or the “Borrowing Base” (the Company’s eligible accounts receivable as defined in the Credit Agreement), with interest calculated at 325 basis points above the LIBOR rate as defined in the revolving credit agreement (the adjusted LIBOR rate), which was 3.1096% at December 31, 2011. The Company had no borrowings on the revolving credit facility at December 31, 2011 and 2010. Additionally, the Company has issued letters of credit related to office lease agreements secured by the Credit Agreement in the amounts of $3,300,000 and $3,000,000 as of December 31, 2011 and 2010, respectively. Available borrowings under the revolving credit facility were $10,000,000 at December 31, 2011.

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

Notes Payable — Redemption of Members’ Units: From time to time prior to the Conversion Date, the Company purchased member units from former members in the form of notes, payable over 5 years. The total due on these notes amounted to $625,449 and $804,891 at December 31, 2011, and 2010, respectively.

Long-term debt consists of the following at December 31:

	2011	2010
Notes payable — redemption of members’ units	$625,449	$804,891
Less current portion of long-term debt	155,340	181,962

	$470,109	$622,929

The schedule for future payments to be made on long-term debt as of December 31, 2011, is as follows:

2012	155,340
2013	159,809
2014	153,068
2015	157,232

$625,449

Note 5. Commitments

The Company is obligated under lease arrangements for office space and office equipment expiring in various years through 2017. Future annual required payments as of December 31, 2011, are as follows:

	Office
	Space	Equipment	Total
2012	8,150,987	48,003	8,198,990
2013	7,765,792	39,880	7,805,672
2014	6,889,891	16,849	6,906,740
2015	6,340,245	—	6,340,245
Thereafter	11,260,281	—	11,260,281

	$40,407,196	104,732	40,511,928

Rent expense (excluding sublease rental income) is summarized as follows:

	Successor	Successor	Predecessor
	Year ended December 31, 2011	Period from December 1 to December 31, 2010	Period from January 1 to November 30, 2010
Rent expense	$9,263,195	$567,228	$8,316,058

Sublease rental income, which is included in general and administrative expenses as an offset to rent expense in the consolidated statements of operations, is summarized as follows:

	Successor	Successor	Predecessor
	Year ended December 31, 2011	Period from December 1 to December 31, 2010	Period from January 1 to November 30, 2010
Sublease rental income	$188,172	$36,063	$1,033,825

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

The purpose of the member unit purchase plan was to encourage ownership in the Company by its senior executives, to at times award units to new executives, and to reward performance as an enhancement to cash compensation. All member units were fully vested upon issuance, but in certain cases units were subject to a clawback provision, which placed the obligation on the unit holder to surrender a portion of the member units if their employment with the Company was terminated before a specified period, typically three years.

A summary of the status of the Company’s member units subject to the clawback provisions as of December 1, 2010, and changes during the period January 1, 2010, to November 30, 2010, is presented below:

		Weighted-
		Average
	Member	Grant-Date
Member Units Subject to Clawback	Units	Fair Value
Member units subject to clawback at December 31, 2009	21,985	$44.88
Granted	6,668	55.80
Expiration of clawback provisions	(17,815)	43.21
Forfeited	—	—
Units converted to common stock on Conversion Date at 5.269 shares per unit	(10,838)	$29.52

Member units subject to clawback at December 1, 2010	—

The total fair value of member units issued subject to clawback during the period January 1, 2010, to November 30, 2010 was $372,000. Total share/equity-based compensation expense related to units subject to clawback was $568,360 for the period January 1 to November 30, 2010.

The purpose of the performance unit plan was to reward executive performance with any potential increase in the value of the Company over the value at the date of the performance unit issuance. Performance units generally vested over a three-year period. The value of a performance unit was limited to the excess value, if any, of the intrinsic value over the value at the date of issue.

In December 2010, the Company terminated the performance unit plan. The compensation expense related to the plan was $3,212,298 for the period December 1 to December 31, 2010, and $1,135,853 for the period January 1, 2010, to November 30, 2010.

Note 7. Share-Based Compensation

As of the Conversion Date, the Company converted its member unit plan to a share-based plan with generally the same features as the member unit plan discussed in Note 6.

A summary of the Company’s common stock subject to clawback provisions as of December 31, 2011.

Weighted-
Average
	Common	Grant-Date
Common Stock Subject to Clawback	Stock	Fair Value
Total shares subject to clawback at December 31, 2010	57,105	$13.00
Granted	—	—
Expiration of clawback provisions	(57,105)	$13.00
Forfeited	—	—

	—	—

Total share/equity-based compensation expense related to common stock subject to clawback was $323,766 for the year ending December 31,2011, $58,300 for the period December 1, 2010, to December 31, 2010, and $568,360 for the period January 1, 2010, to November 30, 2010. As of December 31, 2011, there was no unrecognized compensation expense related to shares subject to clawback provisions granted under the plan.

CTPARTNERS EXECUTIVE SEARCH INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 7. Share Based Compensation (Continued)

A summary of the Company’s common stock subject to vesting provisions as of December 31, 2011, is presented below:

		Weighted-
		Average
	Common	Grant-Date
Non-Vested Common Stock	Stock	Fair Value
Non-vested common stock at December 31, 2010	250,768	13.00
Granted	146,856	$13.59
Vested	(109,711)	$13.02
Forfeited	(21,060)	$13.00

Non-vested common stock at December 31, 2011	266,853	$13.32

Total share/equity-based compensation expense related to vested shares was $1,784,417 for the year ending December 31, 2011, $61,575 for the period December 1, 2010, to December 31, 2010, and $659,000 for the period January 1, 2010, to November 30, 2010.

As of December 31, 2011, there was approximately $1,938,000 of unrecognized compensation expense related to shares subject to vesting provisions granted under the plan. This expense is expected to be recognized over a weighted-average period of 1.7 years.

Non-qualified Stock Options — In December 2011, the Company authorized and granted 102,500 stock options to various employees under its 2010 Equity Incentive Plan. All options have an exercise price that is equal to the fair value of the Company’s common stock on the grant date. Options are subject to ratable vesting over a three year period, and compensation expense is recognized on a straight-line basis over the vesting period.

A summary of the Company’s non-qualified stock option activity for the year ended December 31, 2011, is presented below:

	Number of Non- qualified Stock Options	Weighted Average Exercise Price Per Share	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value
Outstanding on December 31, 2010	—	$—	—	$—
Granted	102,500	5.35
Exercised	—
Expired	—
Forfeited	—

Outstanding on December 31, 2011	102,500	5.35	9.9

Exercisable on December 31, 2011	—	$—	—	$—

The aggregate intrinsic value was zero because the price of the Company’s common stock was $5.31 at December 31, 2011. The compensation expense related to the options was $6,715 for the year ended December 31, 2011. As of December 31, 2011, there was $235,015 of unrecognized compensation expense related to unvested non-qualified stock options, which is expected to be recognized over a weighted average of 2.9 years. There are no unissued stock options as of December 31, 2011.

Year Ended December 31, 2011
Weighted average grant date fair value of stock options granted	$5.35
Total grant date fair value of stock options vested	—
Total intrinsic value of stock options exercised	—

CTPARTNERS EXECUTIVE SEARCH INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 7. Share Based Compensation (Continued)

The fair value of each option grant is estimated on the date of grant using the Black-Scholes valuation model with the following weighted average assumptions.

Year Ended December 31, 2011
Expected life (in years)	6.00
Risk-free interest rate	1.12%
Expected volatility	45.34%
Expected dividend yield	0.00%

The expected term of the option life is based on a simplified method calculated as the sum of the vesting term and original contract term divided by two. The risk-free interest rate is based on the implied yield currently available on U.S. Treasury zero coupon issues with a remaining term equal to the expected option life. The expected volatility is based on the average volatility for similar publicly traded companies corresponding to the expected life of the option because the historical volatility of the Company’s common stock does not cover the period equal to the expected life of the options.

Issuer Purchases of Equity Securities

On August 11, 2011, our Board of Directors authorized management to repurchase up to $1 million of its outstanding common stock in open-market and privately negotiated transactions and block trades. The share repurchase program became effective on August 15, 2011, and is authorized to be in effect through August 15, 2012. We purchased 176,271 shares of our common stock for $998,701 between August 15, 2011 and December 31, 2011.

Note 8. Retirement Plans

The Company’s noncontributory defined benefit cash balance plan covering United States employees who met certain eligibility requirements was discontinued in December 2011 and all benefits due were distributed to plan participants. The Plan was discontinued subsequent to a favorable ruling by the Internal Revenue Service on the Company’s application for plan termination. Participants’ accrued benefits were based on account balances maintained for each individual which were credited with additions equal to a percentage of compensation as defined in the plan.

CTPARTNERS EXECUTIVE SEARCH INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 8. Retirement Plans (Continued)

Participants’ balances were also credited with interest in accordance with the plan. The Company’s funding policy was to contribute to the plan the amount actuarially determined necessary to fund the benefit obligation. The Company contributed $0 for the year ended December 31, 2011, $0 for the period December 1, 2010 to December 31, 2010 and $720,000 for the period January 1, 2010, to November 30, 2010. The Company recorded pension expense of $810,000 as a result of closing the plan and recognizing the expense from Accumulated Other Comprehensive Income for the year 2011, $3,117 for the period December 1, 2010, to December 31, 2010, and $34,283 for the period January 1, 2010, to November 30, 2010. No future benefit accruals were earned by participants.

Prior to the plan’s termination the Company (i) recognized the overfunded or underfunded status of the plan, measured as the difference between plan assets at fair value and the benefit obligation, as an asset or liability in its consolidated balance sheets; (ii) recognized changes in that funded status in the year in which the changes occurred through comprehensive income; (iii) recognized as a component of other comprehensive income the gains and losses and prior service costs or credits that arose during the period but were not recognized as components of net periodic benefit costs; and (iv) measured plan assets and obligations as of the date of the employer’s fiscal year end.

The Company used December 31 as its annual measurement date.

Up to its termination, the plan’s investment strategy was to invest in a diversified portfolio of equity and fixed-income securities, with the objective of providing long-term growth with conservative investments with characteristics of limited volatility. The long-term rate of expected return of 5% was based on the investment mix in the plan.

The fair value of the plan’s assets at December 31, 2011 is $0.

Following is a description of the valuation methodologies used for pension plan assets at fair value. There were no changes in the methodologies used at the termination date, and 2010.

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

Money market funds: Valued at amortized cost, which approximates fair value.

The weighted-average asset allocations of the Company’s pension plan assets at December 31, 2011, and 2010 were as follows:

	Plan Assets
	2011	2010
Asset Category:
Mutual funds	—%	6%
Stocks	—%	—%
Fixed income	—%	50%
Money market funds	—%	44%

Total	—%	100%

CTPARTNERS EXECUTIVE SEARCH INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 8. Retirement Plans (Continued)

Selected actuarially determined information for the defined benefit plan as of December 31 is as follows:

	2011	2010
Change in Benefit Obligation
Accumulated benefit obligation, beginning of year	$3,964,222	$5,555,970
Settlements	(57,465)	—
Interest cost	98,090	221,155
Actuarial cost	0	278,551
Benefits paid	(4,004,847)	(2,091,454)

Benefit obligation at end of year	$—	$3,964,222

	2011	2010
Change in Plan Assets
Fair value of plan assets at beginning of year	$3,995,205	$4,986,965
Actual return on plan assets	9,642	379,694
Company contribution	—	720,000
Benefits paid	(4,004,847)	(2,091,454)

Fair value of plan assets at end of year	$—	$3,995,205

	2011	2010
Funded Status
Accumulated benefit obligation at end of year	$—	$(3,964,222)
Fair value of plan assets at end of year	—	3,995,205

(Underfunded) status, amount recognized as a long-term liability on the consolidated balance sheet	$—	$—

Overfunded status, amount recognized in prepaid expenses on the consolidated balance sheet	$—	$30,983

The Company did not make any contributions during 2011.

Components of Net Periodic Benefit Cost are as follows:

	Successor	Successor	Predecessor
	Year ended December 31, 2011	Period from December 1 to December 31, 2010	Period from January 1 to November 30, 2010
Net Periodic Benefit Cost:
Service cost	$—	$—	$—
Interest cost	98,090	18,430	202,725
Expected return on plan assets	(99,639)	(17,623)	(193,850)
Amortization of prior service cost	—	—	—
Amortization of net loss	19,717	2,310	25,408

Net periodic benefit cost	$18,168	$3,117	$34,283

CTPARTNERS EXECUTIVE SEARCH INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 8. Retirement Plans (Continued)

Other changes in plan assets and benefit obligations recognized in other comprehensive (loss), net of tax for the successor periods, are as follows:

	Successor	Successor	Predecessor
	Year ended December 31, 2011	Period from December 1 to December 31, 2010	Period from January 1 to November 30, 2010
Net gain	$(19,717)	$(10,091)	$(179,611)
Prior service cost (credit)	—	—	—
Curtailments/settlements	(816,817)	(7,307)	(130,061)
Amortization of prior service cost	—	—	—

Total recognized in other comprehensive income (loss)	$(836,534)	$(17,398)	$(309,672)

Total recognized in net periodic benefit cost and other comprehensive income (loss)	$(875,831)	$(14,281)	$(275,389)

In conjunction with the termination of the plan the Company amortized approximately $800,000 from accumulated other comprehensive income (loss) into net periodic benefit cost during fiscal year 2011.

The assumptions used in the actuarial present value of the projected benefit obligations and to determine net periodic benefit costs were as follows:

	2011	2010
Discount rate	5.00%	5.00%
Expected return on assets	5.00%	5.00%
Rate of compensation increases	0.00%	0.00%

The Company also sponsors a defined contribution plan (the “Profit Sharing Plan”) whereby U.S. employees meeting the Plan’s eligibility requirements may elect to defer a portion of their compensation into the Plan. The maximum allowable employee deferral is adjusted each year is subject to certain limitations. The Company has no obligation to make any contributions to the Plan. For the years 2011 and 2010, the Company did not make any voluntary contributions.

In addition, the Company also sponsors a qualified defined contribution discretionary profit sharing plan which covers U.S. employees meeting certain eligibility requirements. The Company made cash contributions to the plan of $289,500 for the period January 1 to December 31, 2011, $3,600 for the period December 1 to December 31, 2010, and $390,300 for the period January 1 to November 30, 2010.

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

CTPARTNERS EXECUTIVE SEARCH INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 9. Income Taxes (Continued)

	Successor December 31, 2011	Successor December 31, 2010	Successor Opening Balance December 1, 2010
Deferred tax assets:
Accounts payable and accrued expenses	$2,479,955	$5,897,348	$7,265,235
Equity bonus expense	338,447	107,173	—
Accumulated other comprehensive income (loss)	512,463	765,000	754,663
Net operating loss carryfowards	5,070,798	4,259,617	3,889,779

Gross deferred tax assets	8,401,663	11,029,138	11,909,677

Deferred tax liabilities:
Accounts receivable (net)	420,362	(3,972,547)	(8,080,762)
Other current assets	(610,323)	(1,011,804)	(1,202,646)
Depreciation	(692,414)	(220,120)	(159,241)

Gross deferred tax liabilities	(882,375)	(5,204,471)	(9,442,649)
Less: Valuation allowance	(5,070,798)	(4,259,617)	(3,889,779)

Net deferred tax asset (liability)	$2,448,490	$1,565,050	$(1,422,751)

The deferred tax amounts have been classified in the December 31, 2011 and 2010 balance sheets as follows:

	2011	2010
Current assets	$1,769,936	$1,219,024
Long-term assets	678,554	346,026

	$2,448,490	$1,565,050

The sources of income (loss) before income taxes are as follows:

	Successor	Successor	Predecessor
	Year ended December 31, 2011	Period from December 1 to December 31, 2010	Period from January 1 to November 30, 2010
United States	$3,428,256	$(3,701,967)	$6,436,601
Foreign	(8,068,855)	(1,668,567)	1,383,445

Income (loss) before income taxes	$(4,640,599)	$(5,370,534)	$7,820,046

The provision for (benefit from) income taxes is as follows:

	December 31, 2011	December 31, 2010	November 30, 2010
Current
Federal	$(210,485)	$1,039,922	$—
State and local	(36,495)	132,726	131,844
Foreign	—	48,596	85,146
Deferred
Federal	(1,127,183)	(778,050)	—
State and local	(31,874)	(22,000)	—
Foreign	—	—	—

Total provision for income taxes	$(1,406,037)	$421,194	$216,990

CTPARTNERS EXECUTIVE SEARCH INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 9. Income Taxes (Continued)

A reconciliation of the (benefit from) provision for income taxes for 2011 and 2010 to income taxes at the statutory U.S. federal income tax rate of 34.0% is as follows:

	December 31, 2011	December 31, 2010
Income tax provision at the statutory U.S. federal rate	$(1,577,802)	$(1,825,982)
State tax provision, net of federal tax benefit	(114,855)	(148,871)
Tax effect of permanent tax differences	247,442	23,982
Tax effect of conversion to corporation	—	2,177,414
Increase in the valuation allowance	811,181	369,838
Effect of foreign currency on net operating loss carryforwards	(136,622)	(118,210)
Foreign tax rate differential	(555,471)	—
Other	(79,910)	(56,977)

	$(1,406,037)	$421,194

The Company’s income tax expense for the period January 1, 2010 to November 30, 2010 solely related to certain state, local and foreign income taxes.

At December 31, 2011, the Company has gross net operating loss carryforwards of approximately $23.8 million related to its foreign tax filings. Depending on the tax rules of the tax jurisdictions, the losses can be carried forward indefinitely or the carryforward periods are limited, ranging from 5 years to 7 years.

	At December 31, 2011	Expiration
United Kingdom	$19,838,000	No expiration
France	2,788,000	No expiration
Switzerland	185,000	2017
Hong Kong	580,000	No expiration
Singapore	380,000	No expiration

	$23,771,000

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

Note 10. Enterprise Geographic Concentrations

The Company operates in four principal geographic regions: the Americas, Europe, the Middle East and Asia Pacific. The revenue, operating income (loss), depreciation and amortization, capital expenditures and assets, by region, are as follows:

CTPARTNERS EXECUTIVE SEARCH INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 10. Enterprise Geographic Concentrations (Continued)

The Company operates in four principal geographic regions: the Americas, Europe, the Middle East and Asia Pacific. The revenue, operating income (loss), depreciation and amortization, capital expenditures and assets, by region, are as follows:

	Successor	Successor	Predecessor
	Year ended December 31, 2011	Period from December 1 to December 31, 2010	Period from January 1 to November 30, 2010
Revenue
Americas	$78,766,405	$5,421,795	$67,359,633
Europe	31,485,384	2,324,128	25,736,797
Middle East	562,385	—	—
Asia Pacific	10,271,724	1,232,660	11,631,506

Net revenue before reimbursable expenses	121,085,898	8,978,583	104,727,936
Reimbursable expenses	5,033,024	417,421	3,533,404

Total	$126,118,922	$9,396,004	$108,261,340

	Successor	Successor	Predecessor
	Year ended December 31, 2011	Period from December 1 to December 31, 2010	Period from January 1 to November 30, 2010
Operating income (loss)
Americas	$2,034,765	$(3,119,919)	$5,213,799
Europe	(3,949,415)	(1,257,061)	818,112
Middle East	(1,193,162)	—	—
Asia Pacific	(1,534,937)	(902,113)	2,003,585

Total	$(4,642,749)	$(5,279,093)	8,035,496

Depreciation and amortization
Americas	$874,203	$60,085	$998,570
Europe	343,013	95,144	367,031
Middle East	12,113	—	—
Asia Pacific	168,683	9,251	95,670

Total	$1,398,012	$164,480	$1,461,271

	2011	2010
Capital expenditures
Americas	$1,972,645	$610,114
Europe	93,983	402,564
Middle East	93,129	—
Asia Pacific	396,568	140,186

Total	$2,556,325	$1,152,864

CTPARTNERS EXECUTIVE SEARCH INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 10. Enterprise Geographic Concentrations (Continued)

Identifiable assets by geographic concentrations are as follows:

	Successor December 31, 2011	Successor December 31, 2011
Identifiable Assets
Americas	$38,904,999	$36,543,510
Europe	11,230,819	12,760,043
Middle East	912,323	—
Asia Pacific	4,491,980	5,791,369

Total	$55,540,121	$55,094,922

Note 11. Subsequent Events

On January 31, 2012, the Company completed its acquisition of the business of CTPartners Latin America Inc., its independently-owned licensee that has been operating under the branding of CTPartners in Latin America for the past five years, for a total consideration of $10.5 million, half of which was paid at closing with the balance being paid in equal installments on January 2, 2013 and January 2, 2014. Future payments can be reduced if certain key persons do not remain employed with the Company, or if covenants related to non-competition are violated. The acquisition of our affiliate brings their operations into line with our other foreign subsidiaries and further positions the Company globally.

The Company is currently in the process of determining the fair value of the assets acquired and liabilities assumed in this business combination.

The amounts of pro forma, unaudited revenue and income (loss) of the combined entity had the acquisition date been January 1, 2011, December 1, 2010 or January 1, 2010 is as follows:

	Revenue	Income (loss)
Supplemental pro forma for January 1, 2011 – December 31, 2011	$137,628,000	($1,839,000)
Supplemental pro forma for December 1, 2010 – December 31, 2010	$10,197,000	($5,706,000)
Supplemental pro forma for January 1, 2010 – November 30, 2010	$117,070,000	$8,545,000

The supplemental pro forma revenue and income (loss) has been adjusted for the royalties earned from CTPartners Latin America Inc. in the amounts of $580,000 $37,000 and $403,000 for the periods January 1, 2011 through December 31, 2011, December 1, 2010 through December 31, 2010 and January 1, 2010 through November 30, 2010, respectively.

On January 19, 2012, the Company’s Board of Directors approved a common stock repurchase program of up to $1,000,000 of the Company’s $.001 par value common stock in either open market or in privately negotiated transactions or in block trades. Shares repurchased under this program will be held as treasury shares.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.	CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

The Company maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed in its reports filed pursuant to the Securities Exchange Act of 1934, as amended (the “Securities Exchange Act”), is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and that such information is accumulated and communicated to the Company’s management, including its Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

The Company carried out an evaluation, under the supervision and with the participation of its management, including its Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures. Based on the foregoing, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act) were effective as of the end of the Company’s 2011 fiscal year.

The Company’s management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Securities Exchange Act Rules 13a-15(f) or 15d-15(f)). The Company’s internal control system was designed to provide reasonable assurance to the Company’s management and Board of Directors regarding the preparation and fair presentation of published financial statements.

All internal control systems, no matter how well designed, have inherent limitations. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation.

The Company’s management assessed the effectiveness of its internal control over financial reporting as of December 31, 2011. In making this assessment, it used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control — Integrated Framework. Based on its assessment, the Company believes that as of December 31, 2011, the Company’s internal control over financial reporting was effective based on those criteria.

This Annual Report on Form 10-K does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the Company’s registered public accounting firm pursuant to rules of the Securities and Exchange Commission that permit the Company to provide only management’s report in this Annual Report on Form 10-K.

There have been no changes in the Company’s internal control over financial reporting during the fiscal quarter ended December 31, 2011, that have materially affected, or are reasonably likely to materially affect the Company’s internal control over financial reporting.

Changes in Internal Control over Financial Reporting

None.

ITEM 9B.	OTHER INFORMATION.

None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

The information required by this Item will be included under the captions “Election of Directors,” “The Board of Directors and its Committees,” “Nominees for Directors,” “Code of Business Conduct and Ethics” and “Section 16(a) Beneficial Ownership Reporting Compliance” in the Company’s Proxy Statement with respect to its 2012 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K.

ITEM 11.	EXECUTIVE COMPENSATION.

The information required by this Item will be included under the captions “Executive Compensation” and “Director Compensation” in the Company’s Proxy Statement with respect to its 2012 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The information required by this Item will be included under the caption “Beneficial Ownership of Our Common Stock” in the Company’s Proxy Statement with respect to its 2012 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

The information required by this Item will be included under the captions “Certain Relationships and Related Transactions” and “Director Independence” in the Company’s Proxy Statement with respect to its 2012 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES.

The information required by this Item will be included under the caption “Principal Accountant Fees and Services” in the Company’s Proxy Statement with respect to its 2012 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K.

PART IV

ITEM 15.	EXHIBITS.

(a)(1)

(a)(3)

The following exhibits are filed with this report or are incorporated herein by reference to a prior filing in accordance with Rule 12b-32 under the Securities and Exchange Act of 1934 (asterisk denotes exhibits filed with this report).

Exhibit No.	Description of Document

2.1	Form of Plan of Conversion of CTPartners Executive Search LLC into CTPartners Executive Search Inc. (incorporated herein by reference to Exhibit 2.1 to Amendment No. 5 to CTPartners Executive Search LLC’s Registration Statement on Form S-1 filed with the Commission on December 2, 2010 (Registration No. 333-169224))

3.1	Form of Certificate of Incorporation of CTPartners Executive Search Inc. (incorporated herein by reference to Exhibit 3.1 to Amendment No. 2 to CTPartners Executive Search LLC’s Registration Statement on Form S-1 filed with the Commission on October 14, 2010 (Registration No. 333-169224))

3.2	Form of Bylaws of CTPartners Executive Search Inc. (incorporated herein by reference to Exhibit 3.2 to Amendment No. 2 to CTPartners Executive Search LLC’s Registration Statement on Form S-1 filed with the Commission on October 14, 2010 (Registration No. 333-169224))

4.1	Form of CTPartners Executive Search Inc.’s Common Stock Certificate (incorporated herein by reference to Exhibit 4.1 to Amendment No. 4 to CTPartners Executive Search LLC’s Registration Statement on Form S-1 filed with the Commission on November 24, 2010 (Registration No. 333-169224))

10.1	Form of Indemnification Agreement, by and between CTPartners Executive Search Inc. and each of its Directors and Executive Officers (incorporated herein by reference to Exhibit 10.1 to Amendment No. 2 to CTPartners Executive Search LLC’s Registration Statement on Form S-1 filed with the Commission on October 14, 2010 (Registration No. 333-169224))

10.2	Employment Agreement with Brian M. Sullivan dated September 1, 2010 (incorporated herein by reference to Exhibit 10.2 to Amendment No. 3 to CTPartners Executive Search LLC’s Registration Statement on Form S-1 filed with the Commission on November 17, 2010 (Registration No. 333-169224))

10.3	Employment Agreement with David C. Nocifora dated September 1, 2010 (incorporated herein by reference to Exhibit 10.3 to Amendment No. 3 to CTPartners Executive Search LLC’s Registration Statement on Form S-1 filed with the Commission on November 17, 2010 (Registration No. 333-169224))

10.4	Form of 2010 Equity Incentive Plan of CTPartners Executive Search Inc. to be in effect upon effectiveness of conversion (incorporated herein by reference to Exhibit 10.4 to Amendment No. 3 to CTPartners Executive Search LLC’s Registration Statement on Form S-1 filed with the Commission on November 17, 2010 (Registration No. 333-169224))

10.5	Amended and Restated Credit and Security Agreement by and between JPMorgan Chase Bank, NA and Christian & Timbers LLC dated October 17, 2006 (incorporated herein by reference to Exhibit 10.5 to Amendment No. 4 to CTPartners Executive Search LLC’s Registration Statement on Form S-1 filed with the Commission on November 24, 2010 (Registration No. 333-169224))

10.6	Revised Letter Agreement (Affiliation and License Agreement) between CTPartners Executive Search LLC and HS Andean Holding Corporation dated April 26, 2007 (incorporated herein by reference to Exhibit 10.6 to CTPartners Executive Search LLC’s Registration Statement on Form S-1 filed with the Commission on September 3, 2010 (Registration No. 333-169224))

Exhibit No.	Description of Document

10.7	Form of Convertible Promissory Note of CTPartners Executive Search LLC (incorporated herein by reference to Exhibit 10.7 to Amendment No. 2 to CTPartners Executive Search LLC’s Registration Statement on Form S-1 filed with the Commission on October 14, 2010 (Registration No. 333-169224))

10.8	Form of Note Prepayment and Conversion Agreement (incorporated herein by reference to Exhibit 10.8 to Amendment No. 2 to CTPartners Executive Search LLC’s Registration Statement on Form S-1 filed with the Commission on October 14, 2010 (Registration No. 333-169224))

*21	List of Subsidiaries

*23.1	Consent of Independent Registered Public Accounting Firm, McGladrey & Pullen, LLP

*24	Power of Attorney

*31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) / 15d-14(a)

*31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) / 15d-14(a)

*32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350

*32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350

**101	The following financial information from CTPartners Executive Search Inc. Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2011 formatted in Extensible Business Reporting Language (XBRL) and furnished electronically herewith: (i) Condensed Consolidated Balance Sheets; (ii) Condensed Consolidated Statements of Operations; (iii) Condensed Consolidated Statements of Cash Flows; and (iv) related Footnotes to the Condensed Consolidated Financial Statements, tagged as blocks of text.

*	Filed herewith.
**	Pursuant to Rule 406T of Regulations S-T, these interactive data files are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities and Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on March 21, 2012.

CTPARTNERS EXECUTIVE SEARCH INC.

/s/ David C. Nocifora
By: David C. Nocifora
Title: Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the registrant in the capacities indicated on March 21, 2012.

Signature	Title

* /s/ Brian M. Sullivan Brian M. Sullivan	Chairman, Chief Executive Officer
(principal executive officer)

/s/ David C. Nocifora David C. Nocifora (principal financial officer)	Chief Operating Officer, Chief Financial Officer and Secretary

* /s/ L. Christopher Lund L. Christopher Lund (principal accounting officer)	Vice President — Finance

* /s/ Scott M. Birnbaum Scott M. Birnbaum	Director

* /s/ Michael C. Feiner Michael C. Feiner	Director

* /s/ Thomas R. Testwuide, Sr. Thomas R. Testwuide, Sr.	Director

* /s/ Betsy L. Morgan Betsy L. Morgan	Director

*	David C. Nocifora, by signing his name hereto, does hereby sign this Form 10-K on behalf of each of the above named and designated directors of the Company pursuant to a Power of Attorney executed by such persons and filed with the Securities and Exchange Commission.

/s/ David C. Nocifora

David C. Nocifora

Attorney-in-Fact