Form 10-Q
period 2012-03-31
CTPARTNERS EXECUTIVE SEARCH INC.
filed 2012-05-10
CIK 1439199

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For quarterly period ended March 31, 2012

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

Large Accelerated Filer	☐	Accelerated Filer	☐

Non-Accelerated Filer	☐	Smaller Reporting Company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    ☐  Yes    ☒  No

The number of the registrant’s common shares outstanding as of March 31, 2012 was 7,132,953.

CTPARTNERS EXECUTIVE SEARCH INC. AND SUBSIDIARIES

Item #	Description	Page

PART I. Financial Information

Item 1.	Condensed Consolidated Financial Statements
	Condensed Consolidated Balance Sheets as of March 31, 2012 and December 31, 2011 (unaudited)	1
	Condensed Consolidated Statements of Operations for the three months ended March 31, 2012 and 2011 (unaudited)	2
	Condensed Consolidated Statements Of Comprehensive Income for the three months ended March 31, 2012 and 2011 (unaudited)	3
	Condensed Consolidated Statements of Cash Flows for the three months ended March 31, 2012 and 2011 (unaudited)	4
	Notes to Condensed Consolidated Financial Statements (unaudited)	5-12
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	13-16
Item 4.	Controls and Procedures	16

Part II. Other Information

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	17
Item 5.	Other Information	17
Item 6.	Exhibits	18
	Signatures	19
EX- 10.9 STOCK PURCHASE AGREEMENT AMONG CTPARTNERS EXECUTIVE SEARCH INC., CTPARTNERS LA (USA) LLC, CTPARTNERS LATIN AMERICA, INC., CTP VEN CORP. AND CERTAIN KEY PERSONS
EX - 31.1
EX - 31.2
EX - 32.1
EX - 32.2
EX - 101 INSTANCE DOCUMENT
EX - 101 SCHEMA DOCUMENT
EX - 101 CALCULATION LINKBASE DOCUMENT
EX - 101 LABELS LINKBASE DOCUMENT
EX - 101 PRESENTATION LINKBASE DOCUMENT

PART I. Financial Information

Item 1. Condensed Consolidated Financial Statements

CTPARTNERS EXECUTIVE SEARCH INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

	March 31, 2012	December 31, 2011
Assets
Current Assets
Cash	$7,182,944	$21,830,120
Accounts receivable, net	25,006,908	19,612,236
Other receivables	333,164	559,526
Prepaid expenses	2,559,719	2,394,872
Deferred income taxes	1,505,726	1,769,936
Income taxes receivable	1,581,802	1,592,562
Other	1,298,190	712,519

Total current assets	39,468,453	48,471,771
Leasehold Improvements and Equipment, net	4,224,622	4,332,865
Goodwill	7,406,879	—
Intangibles, net	2,632,500	—
Other Assets	1,820,934	2,056,931
Deferred Income Taxes	655,899	678,554

	$56,209,287	$55,540,121

Liabilities and Stockholders’ Equity
Current Liabilities
Current portion of long-term debt	$2,627,431	$155,340
Accounts payable	1,380,728	993,558
Accrued compensation	17,568,847	23,660,070
Accrued business taxes	1,034,207	741,141
Accrued expenses	3,647,062	3,032,950

Total current liabilities	26,258,275	28,583,059

Long-Term Liabilities
Long-term debt, less current maturities	2,988,923	470,109
Deferred rent, less current maturities	1,576,086	1,649,070

Total long-term liabilities	4,565,009	2,119,179

Stockholders’ Equity
Preferred stock: 1,000,000 shares authorized, no shares issued and outstanding	—	—
Common stock: $0.001 par value, 30,000,000 shares authorized, 7,321,906 shares issued. 7,132,953 and 7,110,360 shares outstanding at March 31, 2012 and December 31, 2011, respectively.	7,322	7,287
Additional paid-in capital	36,059,121	35,737,584
Accumulated deficit	(8,678,358)	(9,026,290)
Accumulated other comprehensive loss	(924,782)	(881,997)
Treasury stock at cost, 188,953 and 176,271 shares at March 31, 2012 and December 31, 2011, respectively	(1,077,300)	(998,701)

	25,386,003	24,837,883

	$56,209,287	$55,540,121

See Notes to Condensed Consolidated Financial Statements.

CTPARTNERS EXECUTIVE SEARCH INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

	Three Months Ended March 31,
	2012	2011
Net revenue	$32,402,745	$30,481,192
Reimbursable expenses	1,022,399	1,114,706

Total revenue	33,425,144	31,595,898
Operating Expenses
Compensation and benefits	24,949,778	23,358,751
General and administrative	6,788,797	6,056,108
Reimbursable expenses	1,026,736	1,227,963

	32,765,311	30,642,822

Operating income	659,833	953,076
Interest expense	(39,302)	(10,385)

Income before income taxes	620,531	942,691
Income tax expense	(272,599)	(337,186)

Net income	$347,932	$605,505

Basic income per common share	$0.05	$0.08
Diluted income per common share	$0.05	$0.08
Basic weighted-average common shares	7,135,485	7,178,754
Diluted weighted-average common shares	7,469,563	7,568,557

See Notes to Condensed Consolidated Financial Statements.

CTPARTNERS EXECUTIVE SEARCH INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)

	Three Months Ended March 31,
	2012	2011
Net income	$347,932	$605,505
Other Comprehensive (Loss) Income, net of tax
Foreign currency translation adjustments	(42,785)	177,493
Other	—	40,788

Other Comprehensive (Loss) Income	(42,785)	218,281

Comprehensive Income	$305,147	$823,786

See Notes to Condensed Consolidated Financial Statements.

CTPARTNERS EXECUTIVE SEARCH INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	For the Three Months Ended March 31,
	2012	2011
Cash Flows From Operating Activities
Net income	$347,932	$605,505
Adjustments to reconcile net income to net cash used in operating activities
Depreciation and amortization	404,041	293,832
Share-based compensation	321,574	495,718
Amortization of discount on seller note	42,629	—
Deferred income taxes	286,865	(403,557)
Changes in operating assets and liabilities, net of effects of acquired business:
Accounts receivable, net	(5,179,037)	(1,274,832)
Prepaid expenses	(190,877)	58,266
Income taxes receivable	10,760	(1,070,809)
Other assets and receivables	(50,767)	(954,207)
Accounts payable	378,274	(778,703)
Accrued compensation	(6,254,189)	1,900,450
Accrued business taxes	273,875	(155,676)
Accrued expenses	523,033	(693,452)
Deferred rent	(25,314)	7,542

Net cash used in operating activities	(9,111,201)	(1,969,923)

Cash Flows From Investing Activities
Acquisition of a business	(5,250,000)	—
Purchase of leasehold improvements and equipment	(59,589)	(1,184,296)

Net cash used in investing activities	(5,309,589)	(1,184,296)

Cash Flows From Financing Activities
Payments on long-term debt	(38,423)	(68,220)
Repurchase of common stock	(78,599)	—

Net cash used in financing activities	(117,022)	(68,220)

Net decrease in cash	(14,537,812)	(3,222,439)
Effect of foreign currency on cash	(109,364)	35,346
Cash:
Beginning	21,830,120	24,030,543

Ending	$7,182,944	$20,843,450

Supplemental Disclosure of Noncash Investing Activities

Acquisition of a business
Total identifiable assets acquired	$2,829,818
Goodwill	7,406,879

$10,236,697
Less: Due to seller	(4,986,697)

$5,250,000

See Notes to Condensed Consolidated Financial Statements.

CTPARTNERS EXECUTIVE SEARCH INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Note 1. Basis of Presentation

CTPartners Executive Search Inc., along with its subsidiaries (collectively, “CTPartners” or the “Company”), is a retained executive search firm with global capabilities. The Company operates in North America, Europe, the Middle East, Asia Pacific and Latin America.

As further disclosed in Note 2 and effective January 2, 2012, the Company purchased its Latin America licensee.

On December 7, 2010, the Company became a public entity, subject to the rules and regulations of the United States Securities and Exchange Commission (the “SEC”), and the relevant provisions of the Securities Acts of 1933, as amended, and the Securities Exchange Act of 1934, as amended. The Company’s common stock trades on the NYSE AMEX exchange under the symbol “CTP”.

The accompanying unaudited condensed consolidated financial statements include the accounts of CTPartners Executive Search Inc., together with its subsidiaries and have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information, and with the instructions to Form 10-Q and the requirements of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statement presentation.

In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months ended March 31, 2012 are not necessarily indicative of the results that may be expected for the year ended December 31, 2012.

The balance sheet at December 31, 2011 has been derived from the audited financial statements at that date but does not include all the information and footnotes required by generally accepted accounting principles for complete financial statements.

The interim financial statements contained in this report should be read in conjunction with the audited consolidated financial statements and footnotes presented in our Form 10-K filing for the year ended December 31, 2011, filed with the SEC on March 22, 2012.

As a result of the acquisition of its Latin America licensee, the Company recorded initial goodwill of approximately $7.4 million. Goodwill represents the excess of the purchase price over the fair value of assets acquired and liabilities assumed, if any. The goodwill impairment test compares the fair value of a reporting unit with its carrying amount, including goodwill. If the carrying amount of a reporting unit exceeds its fair value, goodwill of the reporting unit would be considered impaired. To measure the amount of the impairment loss, the implied fair value of a reporting unit’s goodwill is compared to the carrying amount of that goodwill. The implied fair value of goodwill is determined in the same manner as the amount of goodwill recognized in a business combination. If the carrying amount of a reporting unit’s goodwill exceeds the implied fair value of that goodwill, an impairment loss is recognized in an amount equal to that excess. For this test, the fair value of Company’s relevant reporting unit is determined using a combination of valuation techniques, including a discounted cash flow methodology. As the goodwill was recorded as of January 2, 2012, annual impairment tests will commence in the fourth quarter of 2012.

In September 2011, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update No. 2011-08, Intangibles—Goodwill and Other (Topic 350)—Testing Goodwill for Impairment (ASU 2011-08), to allow entities to use a qualitative approach to test goodwill for impairment. ASU 2011-08 permits an entity to first perform a qualitative assessment to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying value. If it is concluded that this is the case, it is necessary to perform the currently prescribed two-step goodwill impairment test. Otherwise, the two-step goodwill impairment test is not required. The guidance regarding the qualitative approach to goodwill impairment testing is effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011.

Intangible assets primarily consist of customer relationships and developed technology and are recorded at their estimated fair value at the date of acquisition and are amortized using the straight-line method over their estimated useful lives of 10 years. For intangible assets subject to amortization, an impairment loss is recognized if the carrying amount of the intangible assets is not recoverable and exceeds fair value. The carrying amount of the intangible assets is considered not recoverable if it exceeds the sum of the undiscounted cash flows expected to result from use of the asset. As of March 31, 2012, there were no indicators of impairment with respect to the Company’s intangible assets.

Other comprehensive income primarily consists of foreign currency translation gains and losses, net of income tax effects.

CTPARTNERS EXECUTIVE SEARCH INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Note 1. Basis of Presentation (continued)

The components of accumulated other comprehensive loss, net of tax, are as follows:

	March 31,
	2012	2011
Foreign currency translation adjustment	$(839,462)	$(796,677)
Other	(85,320)	(85,320)

Accumulated other comprehensive loss	$(924,782)	$(881,997)

Note 2. Acquisition of Latin America Business

Effective January 2, 2012, the Company completed its acquisition of stock of the direct and indirect subsidiaries of CTPartners Latin America Inc. (collectively, such subsidiaries being referred to as “CTPLA”), its independently-owned licensee that had been operating under the name of CTPartners in Latin America for the past five years. CTPLA operates in Brazil, Chile, Colombia, Mexico, Panama, Peru, and Venezuela. The Company believes the acquisition further strengthens our brand in Latin America by making the Company a more attractive platform for our local, regional and global clients looking to invest in the region, and for attracting and retaining talented employees. The results of CTPLA have been included in the consolidated financial statements since that date.

The transaction resulted in a new basis of accounting whereby the assets acquired are recognized at fair value. No liabilities were assumed in the transaction. The aggregate purchase price was $10,236,697 which was paid in cash and the issuance of a non-interest seller note for $5.250 million which has been discounted by the Company in the amount of $263,303. This amount is due in equal installments of $2.625 million each on January 2, 2013 and January 2, 2014 respectively. Future payments can be reduced if certain key employees do not remain employed with the Company, or if covenants related to non-competition are violated. The seller note is subordinated to any borrowing on the Company’s revolving credit facility. The Company also incurred acquisition related costs of approximately $400,000, which were recorded as general and administrative expenses in the consolidated statements of operations during the fourth quarter of 2011 and during the first quarter of 2012.

CTPARTNERS EXECUTIVE SEARCH INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Note 2. Acquisition of Latin America Business (continued)

The following table summarizes the consideration paid and the fair value of the assets acquired at the acquisition date:

Consideration:
Cash	$5,250,000
Seller note payable	4,986,697

10,236,697

Recognized amounts of identifiable assets acquired:
Leasehold improvements and equipment	129,818
Intangible assets	2,700,000

Total identifiable net assets acquired	2,829,818
Goodwill	7,406,879

$10,236,697

Goodwill of $7,406,879 arising from the acquisition consists mainly of the synergies of an ongoing, retained executive search business which operates as a cooperative group in seven Latin American countries, a consistent brand message, and an experienced, assembled workforce. The goodwill relating to the Company’s Latin America reporting unit, is fully deductible for federal income tax purposes.

The fair value of the identifiable intangible assets are measured based upon significant inputs that are not observable in the market, and therefore are based on Level 3 inputs as defined by the FASB guidance, Fair Value Measurements and Disclosures. The fair value was provided by an independent valuation expert; key assumptions included (a) management’s projections of future cash flows based upon past experience and future expectations and (b) a weighted-average discount rate of 19.0 percent.

The fair value assigned to identifiable intangible assets and their useful lives at the acquisition date is as follows:

	Amount	Useful Life
Customer relationships	$2,480,000	10 years
Developed technology	$220,000	10 years

	$2,700,000

The weighted-average useful life of total amortizable intangible assets acquired is ten years.

The total revenues and net income attributable to the acquisition, since the acquisition date, included in the consolidated statements of operations for the three months ended March 31, 2012 were $2,953,851 and $526,923, respectively.

The amounts of pro forma, unaudited total revenues and net income of the combined entity had the acquisition date been January 1, 2011, is as follows:

	Total Revenues	Net Income
Supplemental pro forma for January 1, 2011 – March 31, 2011	$34,145,000	$870,000

The supplemental pro forma revenue and income information has been adjusted for certain non-recurring expenses of approximately $450,000 relating to management compensation and approximately $157,000 of royalties earned from CTPartners Latin America Inc.

Note 3. Intangibles

The following is a summary of acquired intangible assets at March 31, 2012:

	Amortizable Lives	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Customer relationships	10 years	$2,480,000	$62,000	$2,418,000
Developed technology	10 years	220,000	$5,500	214,500

		$2,700,000	$67,500	$2,632,500

CTPARTNERS EXECUTIVE SEARCH INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Note 3. Intangibles (continued)

Total amortization expense of intangible assets for the period ended March 31, 2012 was $67,500. Estimated aggregate future amortization expense for the following five years and thereafter is as follows:

Years ending December 31,	Estimated Aggregate Future Amortization Expense
2012	$202,500
2013	270,000
2014	270,000
2015	270,000
2016	270,000
Thereafter	1,350,000

$2,632,500

Note 4. Accounts Receivable

The Company extends unsecured credit to customers under normal trade agreements, which generally require payment upon invoice receipt. The allowance for doubtful accounts is based upon management’s review of delinquent accounts and an assessment of the Company’s historical evidence of collections. The Company also provides a reserve for billing adjustments based upon historical experience. The allowance for doubtful accounts and billing adjustments amounted to $1,245,000 and $1,144,000 at March 31, 2012, and December 31, 2011, respectively.

Note 5. Share Repurchase Program

On January 19, 2012, the Company’s Board of Directors authorized a second share repurchase program to acquire up to $1 million of the Company’s outstanding shares of common stock in open-market, privately negotiated transactions and block trades. The share repurchase program extends the previous program which was authorized in August 2011. As of March 31, 2012, 12,682 shares had been repurchased at a cost of $78,599. The cumulative amount used to repurchase shares as of March 31, 2012 was $1,077,300.

Note 6. Basic and Diluted Earnings Per Share

Basic earnings per common share is computed by dividing net income by weighted average common shares outstanding for the reporting period. Diluted earnings per share reflect the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted. Common equivalent shares are excluded from the determination of diluted earnings per share in periods in which they have an anti-dilutive effect. Potentially dilutive common shares and options, subject to vesting, not included in basic earnings per share were 328,809 at March 31, 2012.

CTPARTNERS EXECUTIVE SEARCH INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Note 7. Leasehold Improvements and Equipment

The components of the leasehold improvements and equipment as of March 31, 2012 and December 31, 2011, are as follows:

	March 31, 2012	December 31, 2011
Leasehold improvements	$3,258,369	$3,133,511
Office furniture, fixtures, and equipment	2,708,361	2,627,058
Computer equipment and software	4,475,536	4,393,904

	10,442,266	10,154,473
Accumulated depreciation and amortization	(6,217,644)	(5,821,608)

	$4,224,622	$4,332,865

Depreciation and amortization expense for the three months ended March 31, 2012, and March 31, 2011, was $404,041 and $293,832, respectively.

Note 8. Line of Credit

The Company, under the terms of its revolving credit facility, may borrow an amount equal to the lesser of $10,000,000 or the “Borrowing Base” (the Company’s eligible accounts receivable as defined in the revolving credit facility), with interest calculated at 325 basis points above the LIBOR rate as defined in the revolving credit agreement (the adjusted LIBOR rate), which was .242% at March 31, 2012. The Company had no outstanding balances under the revolving credit facility at March 31, 2012 or December 31, 2011. Additionally, the Company had issued letters of credit related to certain office lease agreements secured by the revolving credit facility of approximately $3,300,000 as of March 31, 2012 and December 31, 2011. Available borrowings under the revolving credit facility were approximately $10,000,000 at March 31, 2012.

Note 9. Share-Based Compensation

Share-based compensation is the result of the vesting and clawback provisions of share-based awards and options granted under the 2010 Equity Incentive Plan. The purpose of the 2010 Equity Incentive Plan is to promote the interests of the Company and our stockholders by (i) attracting and retaining employees, non-employee directors and independent contractors (including prospective employees), (ii) motivating such individuals to achieve long-term Company goals and to further align their interests with those of the Company’s stockholders by providing incentive compensation opportunities tied to the performance of the common stock of the Company and (iii) promoting increased ownership of our common stock by such individuals.

Subject to adjustment for changes in capitalization, the maximum aggregate number of shares of our common stock that may be delivered pursuant to awards granted under the 2010 Equity Incentive Plan is 1,000,000.

A summary of the Company’s common stock subject to vesting provisions for the three months ended March 31, 2012, is presented below:

Non-Vested Common Stock	Common Stock	Weighted- Average Grant-Date Fair Value
Total non-vested common stock at December 31, 2011	266,853	$13.32
Granted	—	—
Vested	(35,275)	12.99
Forfeited	(5,269)	13.00

Total non-vested common stock at March 31, 2012	226,309	$13.38

Total share-based compensation expense related to vested shares for the three months ended March 31, 2012 and 2011 was $321,574 and $330,869, respectively. Share-based compensation expense which was solely related to stock options, for the three months ended March 31, 2012 and 2011, was $20,145 and $0, respectively. As of March 31, 2012, there was approximately $1.7 million of unrecognized compensation expense related to shares subject to vesting provisions granted under the plan. This expense is expected to be recognized over a weighted-average period of 1.7 years.

Certain shares were subject to clawback provisions, which placed the obligation on the shareholder to surrender a portion of the shares if their employment with the Company was terminated before a specified period, typically three years. At March 31, 2012, there were no shares subject to clawback provisions.

CTPARTNERS EXECUTIVE SEARCH INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Note 9. Share-Based Compensation (continued)

Total share-based compensation expense subject to clawback provisions for the three months ended March 31, 2012 and 2011 was $0 and $164,849, respectively.

In December 2011, the Company authorized and granted 102,500 non-qualified stock options to various employees under its 2010 Equity Incentive Plan. All options have an exercise price that is equal to the fair value of the Company’s common stock on the grant date. Options are subject to ratable vesting over a three-year period, and compensation expense is recognized on a straight-line basis over the vesting period.

A summary of the Company’s non-qualified stock option activity for the three months ended March 31, 2012, is presented below:

	Number of Non-qualified Stock Options	Weighted Average Exercise Price Per Share	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value
Outstanding on December 31, 2011	102,500	$5.35	—	$—
Granted	—	—	—	—
Exercised	—	—	—	—
Expired	—	—	—	—
Forfeited	—	—	—	—

Outstanding on March 31, 2012	102,500	$5.35	2.7	$132,225

Exercisable on March 31, 2012	—	$—	—	$—

The aggregate intrinsic value is based upon the Company’s closing stock price of $6.64 at March 31, 2012. The compensation expense related to the options was $20,145 for the three months ended March 31, 2012. There were no options outstanding at March 31, 2011. As of March 31, 2012, there was $214,870 of unrecognized compensation expense related to unvested non-qualified stock options, which is expected to be recognized over a weighted average period of 2.7 years.

CTPARTNERS EXECUTIVE SEARCH INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Note 10. Enterprise Geographic Concentrations

The Company operates in four principal geographic regions: North America, EMEA, Asia Pacific and Latin America. There is no comparative data for Latin America for 2011 as these operations were operating under a licensing agreement with the Company.

Effective January 1, 2012, the Company is separately reporting its global operations support costs in its geographic disclosures in order to provide a more informative disclosure about each geographic region’s financial position and operational results. The Company has separately reported its global operations support costs for the three-month period ended March 31, 2011 to be comparative with the current period’s disclosure.

Also effective January 1, 2012, the Company has combined its European and Middle East geographic disclosures into a single EMEA (Europe, Middle East, Africa) geographic region. The Company has also combined the European and Middle East geographic disclosures as of March 31, 2011 to be comparative with the current period’s disclosure.

The revenue, operating income (loss), depreciation and amortization, and capital expenditures, by region, for the three months ended March 31, 2012 and 2011 are as follows:

	2012	2011
Revenue:
North America	$20,123,089	$18,642,247
EMEA	6,721,946	8,462,925
Asia Pacific	2,603,859	3,376,020
Latin America	2,953,851	—

Net revenue before reimbursements	32,402,745	30,481,192
Reimbursements	1,022,399	1,114,706

Total	$33,425,144	$31,595,898

Operating income (loss):
North America	$3,238,290	$2,286,761
EMEA	(476,254)	1,814,844
Asia Pacific	411,000	18,627
Latin America	632,967	—
Global Operations Support	(3,146,170)	(3,167,156)

Total	$659,833	953,076

Depreciation and amortization:
North America	$127,775	$114,743
EMEA	72,160	83,645
Asia Pacific	41,764	27,807
Latin America	87,577	—
Global Operations Support	74,765	67,637

Total	$404,041	$293,832

Capital expenditures:
North America	$5,255,501	$881,108
EMEA	6,320	98,019
Asia Pacific	3,652	49,111
Latin America	31,196	—
Global Operations Support	12,920	156,058

Total	$5,309,589	$1,184,296

CTPARTNERS EXECUTIVE SEARCH INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Note 10. Enterprise Geographic Concentrations (continued)

Identifiable assets by geographic concentrations are as follows:

	March 31, 2012	December 31, 2011
Identifiable assets:
North America	$15,971,223	$38,049,259
EMEA	11,589,753	12,143,142
Asia Pacific	4,768,470	4,491,980
Latin America	12,978,769	—
Global Operations Support	861,693	855,740

Total	$46,169,908	$55,540,121

Goodwill and other intangible assets, net:
Latin America	$10,039,379	$—

Total	$10,039,379	$—

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-looking Statements

Management’s Discussion and Analysis of Financial Condition and Results of Operations as well as other sections of this quarterly report on Form 10-Q contain forward-looking statements. The Private Securities Litigation Reform Act of 1995 provides a safe harbor for forward-looking statements. The forward-looking statements are based on current expectations, estimates, forecasts and projections about the industry in which we operate and management’s beliefs and assumptions. Forward-looking statements may be identified by the use of words such as “expects,” “anticipates,” “intends,” “plans,” “believes,” “seeks,” “estimates,” “projects,” “forecasts,” and similar expressions. Forward-looking statements are not guarantees of future performance and involve certain known and unknown risks, uncertainties and assumptions that are difficult to predict. Actual outcomes and results may differ materially from what is expressed, forecasted or implied in the forward-looking statements. Factors that may affect the outcome of the forward-looking statements include, among other things, our expectations regarding our revenues, expenses and operations and our ability to sustain profitability; our ability to recruit and retain qualified executive search consultants to staff our operations appropriately; our ability to expand our customer base and relationships, especially given the off-limit arrangements we are required to enter into with certain of our clients; declines in the global economy and our ability to execute successfully through business cycles; our anticipated cash needs; our anticipated growth strategies and sources of new revenues; unanticipated trends and challenges in our business and the markets in which we operate; social or political instability in markets where we operate; the impact of foreign currency exchange rate fluctuations; price competition; the ability to forecast, on a quarterly basis, variable compensation accruals that ultimately are determined based on the achievement of annual results; the mix of profit and loss by country; and our ability to estimate accurately for purposes of preparing our consolidated financial statements. For more information on the factors that could affect the outcome of forward-looking statements, see Risk Factors in Item 1A of our annual report on Form 10-K which was filed with the Securities and Exchange Commission on March 22, 2012. We caution the reader that the list of factors may not be exhaustive. We undertake no obligation to update publicly any forward-looking statements, whether as a result of new information, future events or otherwise.

Overview

On January 2, 2012, we acquired our Latin America licensee for $10.5 million consisting of an initial cash payment of $5.25 million and a non-interest bearing seller note for $5.25 million which has been discounted by the Company in the amount of $263,303. Management’s discussion and analysis includes the searches engaged to be performed by our Latin American offices and the resulting net revenues, expenses and cash flows for the period beginning January 1, 2012. For periods prior to January 1, 2012, we disclose the results of our then Latin America licensee separately.

For the three-month period ended March 31, 2012, we were engaged to perform 385 searches including 71 by our Latin America offices. For the three-month period ended March 31, 2011, we were engaged to perform 300 searches. Our then Latin American licensee was engaged to perform 98 searches during the three-month period ended March 31, 2011. For the three-month period ended March 31, 2012, we placed candidates in 104 U.S. searches and 130 non-U.S. searches, including 45 by our Latin America offices. For the three-month period ended March 31, 2011, we placed candidates in 110 U.S. searches and 91 non-U.S. searches. Our then Latin American licensee placed 64 candidates during the three-month period ended March 31, 2011.

Net revenue increased $1.9 million, or 6.3%, to $32.4 million for the three-month period ended March 31, 2012 compared to $30.5 million for the three-month period ended March 31, 2011. The increase in net revenue was the result of an increase in the number of search assignments on which we were engaged, and an increase in the number of executive search consultants employed by us, including the 16 executive search consultants in our Latin America offices.

Relevant data is set forth below (this data excludes the operations of our associated offices in Latin America for 2011):

	Three Months Ended March 31		Increase/	Percentage Increase/
Performance Metrics	2012	2011	(Decrease)	(Decrease)
Number of new search assignments	385	300	85	28.3%
Number of executive search consultants (as of period end)	113	97	16	16.5%
Productivity, as measured by average annualized net revenue per executive search consultant	$1,147,000	$1,257,000	$(110,000)	(8.8)%
Average revenue per executive search	$89,141	$97,970	$(8,829)	(9.0)%

The decrease in average revenue per executive search is attributable to the inclusion of Latin America in the first quarter of 2012. Excluding Latin America, average revenue per executive search would have been $101,305 in the three months ended March 31, 2012.

Operating income decreased $293,000 to $660,000 for the three-month period ended March 31, 2012, compared to operating income of $953,000 for the three-month period ended March 31, 2011. The decrease primarily reflects an increase in net revenues of $1.9 million offset by a $1.6 million increase in compensation and benefits expense and a $733,000 increase in general and administrative expenses.

Results of Operations

The following table summarizes, for the periods indicated, our results of operations as a percentage of net revenue:

	Three Months Ending March 31,
	2012	2011
Revenue:
Net revenue	100.0%	100.0%
Reimbursable expenses	3.2	3.7

Total revenue	103.2	103.7

Operating Expenses:
Compensation and benefits	77.0	76.6
General and administrative	21.0	19.9
Reimbursable expenses	3.2	4.0

Total operating expenses	101.2	100.5
Operating income	2.0	3.2
Net interest expense	(0.1)	—

Income before income taxes	1.9	3.2
Income tax expense	(0.8)	(1.1)

Net income	1.1%	2.1%

Three-Month Period Ended March 31, 2012 Compared to Three-Month Period Ended March 31, 2011

Net Revenue. Net revenue increased $1.9 million, or 6.3%, to $32.4 million for the three-month period ended March 31, 2012 compared to $30.5 million for the three-month period ended March 31, 2011. The increase in net revenue was the result of the inclusion of Latin American operations which contributed $3.0 million in net revenue for the three-month period ended March 31, 2012, offset by a reduction of $1.1 million in net revenue for all other locations. License fees from our Latin America licensee of $157,488 were included in net revenue for the three-month period ended March 31, 2011.

Compensation and Benefits Expenses. Compensation and employee benefits expense increased $1.6 million, or 6.8%, to $25.0 million for the three-month period ended March 31, 2012 from $23.4 million for the three-month period ended March 31, 2011. As a percentage of net revenue, compensation and benefits increased to 77.0% for the three-month period ended March 31, 2012 compared to 76.6% for the three-month period ended March 31, 2011.

The increase in compensation and benefits expense is comprised of an increase of $1.7 million from our Latin America operation offset by a $100,000 decrease from all other locations. The $1.7 million increase from Latin America was comprised of a $1.1 million increase in consultant compensation and benefits expense which was the direct result of the net revenues generated by our 16 Latin America search consultants, and a $600,000 increase in non-consultant compensation and benefits expense due to the addition of 68 support staff from the Latin America acquisition.

The $100,000 decrease from all other locations consisted of a decrease in consultant compensation of $600,000, a decrease in talent acquisition costs of $200,000, offset by an increase in payroll taxes of $400,000 and an increase in benefits expense of $300,000. The increase in payroll taxes was partially due to a $4.5 million increase in accelerated consultant bonus payments during the three-month period ended March 31, 2012, which were made for income tax purposes. The increase in benefits expense was due to increases in both the rates incurred by the company to provide medical benefits to our employees, and to the increase in the number of employees.

General and Administrative Expenses. General and administrative expenses increased to $6.8 million, or 21.0% of net revenue for the three-month period ended March 31, 2012, from $6.0 million, or 19.9% of net revenue for the three-month period ended March 31, 2011. The increase in general and administrative expenses was primarily the result of the inclusion of $600,000 of operating expenses from our Latin America offices, and a $130,000 increase in occupancy costs in our Hong Kong, Shanghai and Singapore offices.

Operating Income. Operating income decreased $293,000 to $660,000 for the three-month period ended March 31, 2012, compared to operating income of $953,000 for the three-month period ended March 31, 2011. The decrease primarily reflects an increase in net revenues of $1.9 million offset by a $1.6 million increase in compensation and benefits expense and a $733,000 increase in general and administrative expenses. The net revenues and operating income attributable to the Latin America acquisition since the acquisition date, included in the consolidated statement of operations for the three months ended March 31, 2012, were $2,953,851 and $632,967, respectively.

Net Interest Expense. Net interest expense increased to $39,000 for the three-month period ended March 31, 2012 compared to $10,000 for the three-month period ended March 31, 2011. The increase in net interest expense is principally due to a $43,000 increase in imputed interest expense related to the seller note for the Latin America acquisition.

Income Before Taxes and Income Tax Expense. For the three-month period ended March 31, 2012, we reported income before taxes of $621,000 and recorded income tax expense of $273,000. Our effective income tax rate for the first quarter 2012 was 44.0%, which reflects our full year expected annualized tax rate. This rate includes losses not benefited for tax purposes and current year expense.

In the first quarter of 2011, we reported income before income before income taxes of $943,000 and income tax expense of $337,000. Our effective tax rate for the first quarter of 2011 was 35.7%. The Company’s subsidiaries are subject to entity-level income taxes in their respective foreign jurisdictions.

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

The following table summarizes our cash flow for the periods shown:

	Three months Ended March 31,
	2012	2011
Net cash used in operating activities	$(8,981,383)	$(1,969,923)
Net cash used in investing activities	(5,439,407)	(1,184,296)
Net cash used in financing activities	(117,022)	(68,220)

Net decrease in cash	$(14,537,812)	$(3,222,439)

Cash. Cash at March 31, 2012 was $7.2 million, as compared to $20.8 million at March 31, 2011. The decrease in cash principally reflects an increase in cash used in operating activities of $7.0 million including $4.5 million used to accelerate the payment of consultant bonuses for income tax planning purposes, an increase of cash used in investing activities of $5.2 million related to the purchase of our Latin America licensee offset by a decrease of capital expenditures of $1.0 million, and a slight decrease in cash used in financing.

Cash Flow from Operating Activities. Cash used in operating activities was $9.0 million in the three-month period ended March 31, 2012, compared to cash used in operating activities of $2.0 million in the three-month period ended March 31, 2011. The increase in cash used in operating activities of $7.0 million is primarily due to a decrease in accrued compensation of $8.2 million including the aforementioned $4.5 million used to accelerate the payment of consultant bonuses for income tax planning purposes, a decrease in receivables of $3.9 million, an increase in prepaid expenses and other receivables of $1.9 million and an increase in accrued expenses of $2.9 million.

Cash from Investing Activities. For the three-month period ended March 31, 2012, cash used in investing activities was $5.4 million compared to $1.2 million for the three-month period ended March 31, 2011. The increase was due to the acquisition of our Latin America licensee for $5.2 million offset by a decrease of $1.0 million in capital expenditures.

Cash from Financing Activities. For the three-month period ended March 31, 2012, cash used in financing activities was $117,000 consisting of $38,000 of payments made on long-term debt and $79,000 used to repurchase shares. Cash used in financing activities for the three-month period ended March 31, 2011, was $68,000 resulting from payments made on long-term debt.

Off-Balance Sheet Arrangements. We do not have off-balance sheet arrangements, special purpose entities, trading activities or non-exchange traded contracts.

Application of Critical Accounting Policies and Estimates

In addition to the critical accounting policies contained in our annual report on Form 10-K, filed on March 22, 2012, the following accounting policy is critical with regard to the preparation of our unaudited quarterly condensed consolidated financial statements:

Annual Incentive Compensation. Each quarter, management records its best estimate of its annual incentive compensation, which on a quarterly basis requires management to project annual consultant productivity, as measured by engagement fees billed by that consultant. At the end of each fiscal year, bonuses expensed reflect final individual consultant productivity. Changes in any of the assumptions underlying the quarterly bonus accrual may significantly impact the compensation liability on our balance sheet and related compensation cost on our statements of operations. Differences between the assumptions used each quarter to estimate annual incentive compensation and actual cash payments made could materially impact the carrying amount of the liability and our operating results.

Recently Adopted Financial Accounting Standards

On January 1, 2012 we adopted the Financial Accounting Standards Board’s guidance to increase the prominence of other comprehensive income within the financial statements. The guidance requires entities to present the components of net income and other comprehensive income either in a single continuous statement or in two separate, but consecutive, statements of net income and other comprehensive income. The option to only present other comprehensive income within the statement of stockholders’ equity has been eliminated. We have presented the components of net income and other comprehensive income in two separate, but consecutive, statements of net income and other comprehensive income.

On January 1, 2012 the Financial Accounting Standards Board Accounting Standards Update No. 2011-08, Testing Goodwill for Impairment, became effective. This standard gives an entity the option of performing a qualitative assessment to determine whether it is necessary to perform step 1 of the annual goodwill impairment test. An entity is required to perform step 1, only if it concludes that it is more likely than not that a reporting unit’s fair value is less than its carrying amount. An entity may choose to perform the qualitative assessment on none, some, or all of its reporting units or an entity may bypass the qualitative assessment for any reporting unit in any period and proceed directly to step 1 of the impairment test. We perform our impairment test during the fourth quarter of each year.

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

As of March 31, 2012, we carried out an evaluation, under the supervision and with the participation of our management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed in the reports we file, or submit, under the Exchange Act is recorded, processed, summarized and reported as and when required.

There were no changes in our internal control over financial reporting identified in the evaluation described in the preceding paragraph that occurred during the first quarter of 2012 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 2.	Unregistered Sale of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities

The following table presents the number of shares purchased monthly under the Company’s stock repurchase program for the three-month period ended March 31, 2012.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plan	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plan
January 1, 2012 – January 31, 2012	—	$—	—	$1,000,000
February 1, 2012 – February 29, 2012	5,500	6.72	5,500	963,013
March 1, 2012 – March 31, 2012	5,500	6.54	5,500	926,892

Total	11,000	$6.63	11,000	$926,892

On January 19, 2012, the Company’s Board of Directors authorized a new share repurchase program to acquire up to $1 million of the Company’s outstanding shares of common stock in open-market and privately negotiated transactions and block trades. The new share repurchase program extends the previous program which was authorized in August 2011. As of March 31, 2012, 11,000 shares had been repurchased at a cost of $78,599.

Use of Proceeds from Registered Securities

The offer and sale of the shares in our initial public offering were registered under the Securities Act of 1933, as amended, pursuant to a registration statement on Form S-1 (File No. 333-169224), which was declared effective by the Securities and Exchange Commission on December 7, 2010.

After deducting underwriting discounts and commissions, and offering-related expenses, our net proceeds from the initial public offering were approximately $24.4 million.

During the three-month period ending March 31, 2012, we:

•	Used approximately $79,000 to repurchase shares pursuant to our share repurchase program; and

•	Used approximately $5.5 million to pay the cash payment related to the acquisition of our Latin America licensee

There has been no material change in the planned use of the net proceeds from that described in the prospectus included in our registration statement.

Item 5. Other Information

On March 21, 2012, the Compensation Committee of the Board of Directors approved the adoption of a stock purchase discount program that would allow selected employees, based on performance metrics defined by the Compensation Committee, to purchase up to $100,000 of the Company’s stock, to vest over 3 years, at a 15% discount to the AMEX trading price of those shares. The Company’s 2010 Equity Incentive Plan provides for the issuance of equity incentive awards, such as, restricted stock, in order to retain qualified personnel. The Company has made no awards as of March 31, 2012, and plans to make restricted stock awards under this program in the second quarter of 2012.

Item 6. Exhibits

Exhibit No.	Description

*10.9	Stock Purchase Agreement among CTPartners Executive Search Inc., CTPartners LA (USA) LLC, CTPartners Latin America, Inc., CTP VEN Corp. and certain key persons.

*31.1	Chief Executive Officer Certification pursuant to Rule 13a-14(a) under the Exchange Act.

*31.2	Chief Financial Officer Certification pursuant to Rule 13a-14(a) under the Exchange Act.

*32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350

*32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350

**101	The following financial information from CTPartners Executive Search Inc. Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2012 formatted in Extensible Business Reporting Language (XBRL) and furnished electronically herewith: (i) Condensed Consolidated Balance Sheets; (ii) Condensed Consolidated Statements of Operations; (iii) Condensed Consolidated Statements of Cash Flows; and (iv) related Footnotes to the Condensed Consolidated Financial Statements, tagged as blocks of text.

*	Filed herewith.
**	Pursuant to Rule 406T of Regulations S-T, these interactive data files are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities and Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.

SIGNATURES

Pursuant to the requirements of the Securities Act of 1933, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CTPartners Executive Search Inc.

By: /s/ DAVID C. NOCIFORA
David C. Nocifora
Chief Operating Officer and Chief Financial Officer

Date: May 10, 2012