Form 10-Q
period 2012-06-30
CTPARTNERS EXECUTIVE SEARCH INC.
filed 2012-08-09
CIK 1439199

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For quarterly period ended June 30, 2012

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

Large Accelerated Filer	☐	Accelerated Filer	☐

Non-Accelerated Filer	☐	Smaller Reporting Company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    ☐  Yes    ☒  No

The number of the registrant’s common shares outstanding as of June 30, 2012 was 7,163,195.

CTPARTNERS EXECUTIVE SEARCH INC. AND SUBSIDIARIES

Item #	Description	Page

PART I. Financial Information

Item 1.	Condensed Consolidated Financial Statements
	Condensed Consolidated Balance Sheets as of June 30, 2012 and December 31, 2011 (unaudited)	1
	Condensed Consolidated Statements of Operations for the three and six months ended June 30, 2012 and 2011 (unaudited)	2
	Condensed Consolidated Statements Of Comprehensive Income for the three and six months ended June 30, 2012 and 2011 (unaudited)	3
	Condensed Consolidated Statements of Cash Flows for the six months ended June 30, 2012 and 2011 (unaudited)	4
	Notes to Condensed Consolidated Financial Statements (unaudited)	5-13
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	14-18
Item 4.	Controls and Procedures	18

Part II. Other Information

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	19
Item 6.	Exhibits	20
	Signatures	21
EX - 31.1 Chief Executive Officer Certification pursuant to Rule 13a-14(a) under the Exchange Act
EX - 31.2 Chief Financial Officer Certification pursuant to Rule 13a-14(a) under the Exchange Act
EX - 32.1 Certification of Chief Executive Officer pursuant to 18 U.S.C Section 1350
EX- 32.2 Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350
EX - 101 INSTANCE DOCUMENT
EX - 1 SCHEMA DOCUMENT
EX - 101 CALCULATION LINKBASE DOCUMENT
EX - 101 LABELS LINKBASE DOCUMENT
EX - 101 PRESENTATION LINKBASE DOCUMENT

PART I. Financial Information

Item 1. Condensed Consolidated Financial Statements

CTPARTNERS EXECUTIVE SEARCH INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

	June 30, 2012	December 31, 2011
Assets
Current Assets
Cash	$13,792,597	$21,830,120
Accounts receivable, net	25,293,354	19,612,236
Other receivables	196,833	559,526
Prepaid expenses	2,912,287	2,394,872
Deferred income taxes	611,765	1,769,936
Income taxes receivable	2,029,254	1,592,562
Other	1,616,831	712,519

Total current assets	46,452,921	48,471,771
Non-current Assets
Leasehold Improvements and Equipment, net	3,901,146	4,332,865
Goodwill	7,406,879	0
Intangibles, net	2,565,000	0
Other Assets	2,081,863	2,056,931
Deferred Income Taxes	853,284	678,554

	$63,261,093	$55,540,121

Liabilities and Stockholders’ Equity
Current Liabilities
Current portion of long-term debt	$2,650,301	$155,340
Accounts payable	1,383,232	993,558
Accrued compensation	23,147,075	23,660,070
Accrued business taxes	1,410,278	741,141
Accrued expenses	4,054,947	3,032,950

Total current liabilities	32,645,833	28,583,059

Long-Term Liabilities
Long-term debt, less current maturities	2,968,257	470,109
Deferred rent, less current maturities	1,501,543	1,649,070

Total long-term liabilities	4,469,800	2,119,179

Stockholders’ Equity
Preferred stock: 1,000,000 shares authorized, no shares issued and outstanding	0	0
Common stock: $0.001 par value, 30,000,000 shares authorized, 7,363,101 shares issued; 7,163,195 and 7,110,360 shares outstanding at June 30, 2012 and December 31, 2011, respectively.	7,362	7,287
Additional paid-in capital	36,670,769	35,737,584
Accumulated deficit	(8,126,966)	(9,026,290)
Accumulated other comprehensive loss	(1,257,731)	(881,997)
Treasury stock, at cost 199,906 and 176,271 shares at June 30, 2012 and December 31, 2011, respectively.	(1,147,974)	(998,701)

	26,145,460	24,837,883

	$63,261,093	$55,540,121

See Notes to Condensed Consolidated Financial Statements.

CTPARTNERS EXECUTIVE SEARCH INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011

Revenue
Net revenue	$33,754,266	$33,084,669	$66,157,011	$63,565,860
Reimbursable expenses	1,169,007	1,321,617	2,191,406	2,436,323

Total Revenue	34,923,273	34,406,286	68,348,417	66,002,183

Operating Expenses
Compensation and benefits	25,364,399	25,548,189	50,314,177	48,906,941
General and administrative	7,145,682	6,514,538	13,934,480	12,570,645
Reimbursable expenses	1,318,366	1,284,869	2,345,102	2,512,832

Total Operating Expenses	33,828,447	33,347,596	66,593,759	63,990,418

Operating income	1,094,826	1,058,690	1,754,658	2,011,765
Interest (expense) income, net	(40,324)	6,919	(79,626)	(3,466)

Income before income taxes	1,054,502	1,065,609	1,675,032	2,008,299
Income tax expense	(503,109)	(412,126)	(775,708)	(749,312)

Net income	$551,393	$653,483	$899,324	$1,258,987

Basic income per common share	$0.08	$0.09	$0.13	$0.18
Diluted income per common share	$0.07	$0.09	$0.12	$0.17
Basic weighted-average common shares	7,151,227	7,183,163	7,143,380	7,180,957
Diluted weighted-average common shares	7,488,327	7,551,020	7,479,365	7,548,814

See Notes to Condensed Consolidated Financial Statements.

CTPARTNERS EXECUTIVE SEARCH INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Net income	$551,393	$653,483	$899,324	$1,258,987
Other Comprehensive (Loss) Income, net of tax
Foreign currency translation adjustments	(332,949)	(154,651)	(375,734)	22,842
Other	0	10,809	0	51,597

Other Comprehensive (Loss) Income	(332,949)	(143,842)	(375,734)	74,439

Comprehensive Income	$218,444	$509,641	$523,590	$1,333,426

See Notes to Condensed Consolidated Financial Statements.

CTPARTNERS EXECUTIVE SEARCH INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	For the Six Months Ended June 30,
	2012	2011

Cash Flows From Operating Activities
Net income	$899,324	$1,258,987
Adjustments to reconcile net income to net cash used in operating activities
Depreciation and amortization	793,449	603,752
Share-based compensation	558,263	1,042,289
Amortization of discount on seller note	86,115	0
Deferred income taxes	983,441	527,101
Changes in operating assets and liabilities, net of effects of acquired business
Accounts receivable, net	(5,701,917)	(5,841,145)
Prepaid expenses	(460,076)	(715,286)
Income taxes receivable	(436,692)	(1,172,649)
Other assets and receivables	(642,651)	(1,766,347)
Accounts payable	396,431	(780,957)
Accrued compensation	(151,840)	4,706,041
Accrued business taxes	709,171	(250,373)
Accrued expenses	985,432	(1,050,258)
Deferred rent	(56,618)	159,343

Net cash used in operating activities	(2,038,168)	(3,279,502)

Cash Flows From Investing Activities
Acquisition of a business	(5,250,000)	0
Purchase of leasehold improvements and equipment	(96,936)	(1,476,568)

Net cash used in investing activities	(5,346,936)	(1,476,568)

Cash Flows From Financing Activities
Payments on long-term debt	(79,703)	(105,866)
Repurchase of common stock	(137,516)	0

Net cash used in financing activities	(217,219)	(105,866)

Net decrease in cash	(7,602,323)	(4,861,936)
Effect of foreign currency on cash	(435,200)	(213,485)
Cash:
Beginning	21,830,120	24,030,543

Ending	$13,792,597	$18,955,122

Supplemental Disclosure of Noncash Financing Activities

Treasury stock (1,682 shares) acquired in lieu of shareholder receivable	$(11,757)	$0

Employee discount stock purchase award in lieu of cash compensation	$375,000	$0

Supplemental Disclosure of Noncash Investing Activities

Acquisition of a business
Total identifiable assets acquired	$2,829,818	$0
Goodwill	7,406,879	0

	$10,236,697	$0
Less: Due to seller	(4,986,697)	0

	$5,250,000	$0

See Notes to Condensed Consolidated Financial Statements.

CTPARTNERS EXECUTIVE SEARCH INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANANCIAL STATEMENTS (UNAUDITED)

Note 1. Basis of Presentation

Description of Business - CTPartners Executive Search Inc., along with its subsidiaries (collectively, “CTPartners” or the “Company”), is a retained executive search firm with global capabilities. The Company operates in North America, Europe and the Middle East (EMEA), Asia Pacific and Latin America.

As further disclosed in Note 2, effective January 2, 2012, the Company purchased its Latin America licensee.

On December 7, 2010, the Company conducted an initial public offering of its common stock and became subject to the rules and regulations of the United States Securities and Exchange Commission (the “SEC”), and the relevant provisions of the Securities Acts of 1933, as amended, and the Securities Exchange Act of 1934, as amended. The Company’s common stock trades on the NYSE MKT exchange under the symbol “CTP”.

Principles of Consolidation - The accompanying unaudited condensed consolidated financial statements include the accounts of CTPartners Executive Search Inc., together with its subsidiaries and have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information, and with the instructions to Form 10-Q and the requirements of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statement presentation.

In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the six months ended June 30, 2012 are not necessarily indicative of the results that may be expected for the year ended December 31, 2012.

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

Goodwill - As a result of the acquisition of its Latin America licensee, the Company recorded initial goodwill of $7,406,879. Goodwill represents the excess of the purchase price over the fair value of assets acquired and liabilities assumed, if any. The goodwill impairment test compares the fair value of a reporting unit with its carrying amount, including goodwill. If the carrying amount of a reporting unit exceeds its fair value, goodwill of the reporting unit would be considered impaired. To measure the amount of the impairment loss, the implied fair value of a reporting unit’s goodwill is compared to the carrying amount of that goodwill. If the carrying amount of a reporting unit’s goodwill exceeds the implied fair value of that goodwill, an impairment loss is indicated. For this test, the fair value of the Company’s relevant reporting unit is determined using a combination of valuation techniques, including a discounted cash flow methodology. Since the goodwill from the Latin American acquisition was recorded as of January 2, 2012, annual impairment tests will commence in the fourth quarter of 2012. As of June 30, 2012, there were no indicators of impairment with respect to the Company’s goodwill.

In September 2011, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update No. 2011-08, Intangibles - Goodwill and Other (Topic 350) - Testing Goodwill for Impairment (ASU 2011-08), to allow entities to use a qualitative approach to test goodwill for impairment. ASU 2011-08 permits an entity to first perform a qualitative assessment to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying value. If it is concluded that this is the case, it is necessary to perform the currently prescribed two-step goodwill impairment test. Otherwise, the two-step goodwill impairment test is not required. The guidance regarding the qualitative approach to goodwill impairment testing is effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011.

Intangible Assets - Intangible assets primarily consist of customer relationships and developed technology and are recorded at their estimated fair value at the date of acquisition and are amortized using the straight-line method over their estimated useful lives of 10 years.

Other Comprehensive Loss - Other comprehensive loss primarily consists of foreign currency translation gains and losses, net of income tax effects.

CTPARTNERS EXECUTIVE SEARCH INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Note 1. Basis of Presentation (continued)

The components of accumulated other comprehensive loss, net of tax, are as follows:

	June 30, 2012	December 31, 2011
Foreign currency translation adjustment	$(1,172,411)	$(796,676)
Other	(85,320)	(85,320)

Accumulated other comprehensive loss	$(1,257,731)	$(881,996)

Fair Value - The Company measures the fair values of its financial instruments in accordance with accounting guidance that defines fair value, provides guidance for measuring fair value and requires certain disclosures. The guidance also discusses valuation techniques, such as the market approach (comparable market prices), the income approach (present value of future income or cash flow) and the cost approach (cost to replace the service capacity of an asset or replacement cost). The guidance establishes a fair value hierarchy that prioritizes the inputs to valuation techniques used to measure fair value into three broad levels. The following is a brief description of those three levels:

•	Level 1: Observable inputs such as quoted prices (unadjusted) in active markets that are accessible at the measurement date for identical, unrestricted assets or liabilities.

•

Level 2: Inputs other than quoted prices which are observable for the asset or liability, either directly or indirectly. These include quoted prices for similar assets or liabilities in active markets and quoted prices for identical or similar assets or liabilities in markets that are not active.

•	Level 3: Unobservable inputs that reflect the reporting entity’s own assumptions.

The inputs used in the fair value measurement should be from the highest level available. In instances where the measurement is based on inputs from different levels of the fair value hierarchy, the fair value measurement will fall within the lowest level input that is significant to the fair value measurement in its entirety.

Reclassifications - Certain items in the 2011 condensed consolidated financial statements have been reclassified to conform to the 2012 presentation.

Note 2. Acquisition

Latin America

Effective January 2, 2012, the Company completed its acquisition of stock of the direct and indirect subsidiaries of CTPartners Latin America Inc. (collectively, such subsidiaries being referred to as “CTPLA”), its independently-owned licensee that had been operating under the name of CTPartners in Latin America for the past five years. CTPLA operates in Brazil, Chile, Colombia, Mexico, Panama, Peru, and Venezuela. The Company believes the acquisition further strengthens its brand in Latin America by making the Company a more attractive platform for our local, regional and global clients looking to invest in the region, and for attracting and retaining talented employees. The results of CTPLA have been included in the consolidated financial statements since that date.

The transaction resulted in a new basis of accounting whereby the assets acquired were recorded at fair value. The aggregate purchase price was $10,236,697 which was paid in cash and the issuance of a non-interest bearing seller note for $5,250,000. The note has been discounted by the Company in the amount of $263,303 to reflect fair value of the note. This amount is due in equal installments of $2,625,000 each on January 2, 2013 and January 2, 2014 respectively. Future payments can be reduced if certain key employees do not remain employed with the Company, or if covenants related to non-competition are violated. The note is subordinated to any borrowing on the Company’s revolving credit facility. The Company also incurred acquisition related costs of $420,100, which were recorded as general and administrative expenses in the consolidated statements of operations during the fourth quarter of 2011 and during the first and second quarters of 2012.

CTPARTNERS EXECUTIVE SEARCH INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Note 2. Acquisition (continued)

The following table summarizes fair value of the consideration paid and assets acquired at the acquisition date:

Consideration:
Cash	$5,250,000
Seller note payable	4,986,697

10,236,697

Recognized amounts of identifiable assets acquired:
Leasehold improvements and equipment	129,818
Intangible assets	2,700,000

Total identifiable net assets acquired	2,829,818
Goodwill	7,406,879

$10,236,697

Goodwill of $7,406,879 arising from the acquisition consists mainly of the synergies of an ongoing, retained executive search business which operates as a cooperative group in seven Latin American countries, a consistent brand message, and an experienced, assembled workforce. The goodwill relating to the Company’s Latin America reporting unit is fully deductible for the United States federal income tax purposes.

The fair value of the identifiable intangible assets are measured based upon significant inputs that are not observable in the market, and therefore are classified as Level 3. The fair value was provided by an independent valuation firm; key assumptions included (a) management’s projections of future cash flows based upon past experience and future expectations and (b) a weighted-average discount rate of 19.0 percent.

The fair value assigned to identifiable intangible assets and their useful lives at the acquisition date is as follows:

	Amount	Useful Life
Customer relationships	$2,480,000	10 years
Developed technology	220,000	10 years

	$2,700,000

The weighted-average useful life of total amortizable intangible assets acquired is ten years.

The total revenues and net income attributable to the acquisition, since the acquisition date, included in the consolidated statements of operations for the three and six months ended June 30, 2012 are as follows:

	Three Months Ended June 30, 2012	Six Months Ended June 30, 2012
Total Revenues	$3,113,029	$6,066,880
Net Income	$634,867	$1,162,184

The amounts of revenue and net income related to the acquisition that are included in our consolidated statements of operations and the pro forma financial information as if the acquisition had occurred on January 1, 2011, are presented in the following table. This pro forma information is presented for informational purposes only and is not necessarily indicative of what our actual results of operations would have been had the acquisitions occurred at such time.

CTPARTNERS EXECUTIVE SEARCH INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Note 2. Acquisition (continued)

Pro forma unaudited total revenues and net income of the combined entity had the acquisition date been January 1, 2011 are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Total Revenues	$34,923,000	$37,603,000	$68,348,000	$71,747,000
Net Income	$569,000	$933,000	$990,000	$1,665,000

The supplemental pro forma net income information for the three and six months ended June 30, 2011 has been adjusted to exclude certain non-recurring expenses of $450,000 and $910,000, respectively, relating to non-recurring management compensation. Pro forma net income for the six months ended June 30, 2011 was adjusted to include total acquisition-related costs of $420,100. Pro forma net income for the three and six months ended June 30, 2012 excludes acquisition costs (before tax) of $39,200 and $157,500, respectively.

Note 3. Intangibles

The following is a summary of acquired intangible assets at June 30, 2012:

	Amortizable Lives	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Customer relationships	10 years	$2,480,000	$124,000	$2,356,000
Developed technology	10 years	220,000	11,000	209,000

		$2,700,000	$135,000	$2,565,000

Total amortization expense of intangible assets for the three and six months ended June 30, 2012 was $67,500 and $135,000, respectively. Estimated aggregate future amortization expense for the following five years and thereafter is as follows:

Years ending December 31,	Estimated Aggregate Future Amortization Expense
2012	$135,000
2013	270,000
2014	270,000
2015	270,000
2016	270,000
Thereafter	1,350,000

$2,565,000

Note 4. Accounts Receivable

The Company extends unsecured credit to customers under normal trade agreements, which generally require payment upon invoice receipt. The allowance for doubtful accounts is based upon management’s review of delinquent accounts and an assessment of the Company’s historical evidence of collections. The Company also provides a reserve for billing adjustments based upon historical experience. The allowance for doubtful accounts and billing adjustments amounted to $1,490,550 and $1,143,840 at June 30, 2012, and December 31, 2011, respectively.

CTPARTNERS EXECUTIVE SEARCH INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Note 5. Share Repurchase Program

On January 19, 2012, the Company’s Board of Directors authorized a second share repurchase program (“2012 Share Repurchase Program”) to acquire up to $1 million of the Company’s outstanding shares of common stock in open-market, privately negotiated transactions, and block trades. The 2012 Share Repurchase Program extends the previous share repurchase program which was authorized in August 2011 (“2011 Share Repurchase Program”). The Company repurchased a cumulative amount of $998,701 under the 2011 Share Repurchase Program. As of June 30, 2012, 21,953 shares had been repurchased at a cost of $137,516, which is the cumulative amount used to repurchase shares under the 2012 Share Repurchase Program.

Note 6. Basic and Diluted Earnings Per Share

A reconciliation of the amounts used in the basic and diluted earnings per share computation is shown in the following table.

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Numerator
Net income	$551,393	$653,483	$899,324	$1,258,987

Denominator
Basic weighted-average common shares	7,151,227	7,183,163	7,143,380	7,180,957
Effect of stock options and restricted stock	337,100	367,857	335,985	367,857

Diluted weighted-average common shares	7,488,327	7,551,020	7,479,365	7,548,814

Basic income per common share	$0.08	$0.09	$0.13	$0.18
Diluted income per common share	$0.07	$0.09	$0.12	$0.17

Note 7. Leasehold Improvements and Equipment

The components of the leasehold improvements and equipment as of June 30, 2012 and December 31, 2011, are as follows:

	June 30, 2012	December 31, 2011
Leasehold improvements	$3,212,016	$3,133,511
Office furniture, fixtures, and equipment	2,691,164	2,627,058
Computer equipment and software	4,480,234	4,393,904

	10,383,414	10,154,473
Accumulated depreciation and amortization	(6,482,268)	(5,821,608)

	$3,901,146	$4,332,865

Depreciation and amortization expense relating to leasehold improvements and equipment for the three and six months ended June 30, 2012 was $321,870 and $658,449, respectively, and for the three and six months ended June 30, 2011 was $309,920 and $603,752, respectively.

Note 8. Line of Credit

The Company, under the terms of its revolving credit facility, may borrow an amount equal to the lesser of $10,000,000 or the “Borrowing Base” (the Company’s eligible accounts receivable as defined in the revolving credit facility), with interest calculated at 325 basis points above the LIBOR rate as defined in the revolving credit agreement (the adjusted LIBOR rate), which was 0.243% at June 30, 2012. The Company has zero outstanding balances under the revolving credit facility at June 30, 2012 and December 31, 2011. Additionally, the Company had issued letters of credit related to certain office lease agreements secured by the revolving credit facility of $3,258,600 as of June 30, 2012 and December 31, 2011. Available borrowings under the revolving credit facility were $10,000,000 at June 30, 2012.

CTPARTNERS EXECUTIVE SEARCH INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Note 9. Share-Based Compensation

Restricted Shares

Share-based compensation is the result of the vesting and clawback provisions of share-based awards and options granted under the Company’s 2010 Equity Incentive Plan. The purpose of the 2010 Equity Incentive Plan is to promote the interests of the Company and our stockholders by (i) attracting and retaining employees, non-employee directors and independent contractors, (ii) motivating such individuals to achieve long-term Company goals and to further align their interests with those of the Company’s stockholders by providing incentive compensation opportunities tied to the performance of the common stock of the Company and (iii) promoting increased ownership of our common stock by such individuals.

Subject to adjustment for changes in capitalization, the maximum aggregate number of shares of our common stock that may be delivered pursuant to awards granted under the 2010 Equity Incentive Plan is 1,000,000.

A summary of the Company’s common stock subject to vesting provisions for the six months ended June 30, 2012, is presented below:

Non-Vested Common Stock	Common Stock	Weighted- Average Grant-Date Fair Value
Total non-vested common stock at December 31, 2011	266,853	$13.32
Granted	15,596	5.13
Vested	(76,469)	12.94
Forfeited	(28,978)	13.00

Total non-vested common stock at June 30, 2012	177,002	$12.81

Total share-based compensation expense related to shares subject to vesting provision for the three and six months ended June 30, 2012 was $216,706 and $516,135, respectively, and for the three and six months ended June 30, 2011 was $388,716 and $719,587, respectively. As of June 30, 2012, there was $1,206,167 of unrecognized compensation expense related to shares subject to vesting provisions granted under the 2010 Equity Incentive Plan. This expense is expected to be recognized over a weighted-average period of 1.5 years.

Certain shares are subject to clawback provisions, which require the recipient to surrender a portion of the shares if their employment with the Company terminates before a specified date, typically three years from date of grant. At June 30, 2012, there were no shares subject to clawback provisions.

Total share-based compensation expense subject to clawback provisions for the three and six months ended June 30, 2012 was $0, and for the three and six months ended June 30, 2011 was $157,854 and $322,702, respectively.

Stock Options

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

CTPARTNERS EXECUTIVE SEARCH INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Note 9. Share-Based Compensation (continued)

A summary of the Company’s non-qualified stock option activity for the three and six months ended June 30, 2012, is presented below:

	Number of Non-qualified Stock Options	Weighted Average Exercise Price Per Share	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value
Outstanding on December 31, 2011	102,500	$5.35	0	$0
Granted	0	0	0	0
Exercised	0	0	0	0
Expired	0	0	0	0
Forfeited	0	0	0	0

Outstanding on June 30, 2012	102,500	$5.35	2.4	$5,125

Exercisable on June 30, 2012	0	$0	0	$0

The aggregate intrinsic value is based upon the Company’s closing stock price of $5.40 at June 29, 2012, the last trading day prior to the end of the Company’s fiscal quarter. The compensation expense related to the options was $20,145 and $40,290 for the three and six months ended June 30, 2012, respectively. There were no options outstanding at June 30, 2011. As of June 30, 2012, there was $194,725 of unrecognized compensation expense related to unvested non-qualified stock options, which is expected to be recognized over a weighted average period of 2.4 years.

Employee Stock Purchase Program

The Company’s 2010 Equity Incentive Plan provides for the issuance of equity incentive awards, such as restricted stock, in order to retain qualified personnel. On March 21, 2012, the Compensation Committee of the Board of Directors approved the adoption of a stock purchase discount program that would allow selected employees, based on performance metrics defined by the Compensation Committee, to purchase up to $100,000 of the Company’s stock in lieu of cash bonuses, at a 15% discount to the NYSE MKT trading price of those shares. Shares are subject to ratable vesting over a three-year period, and compensation expense relating to the discount is recognized on a straight-line basis over the vesting period. As of June 30, 2012 no shares were vested or issued, and the company awarded 73,406 shares at $5.11 per share, at a discount of $0.90 per share. In the second quarter of 2012, the Company recorded $1,838 in compensation expense relating to the stock purchase discount program. As of June 30, 2012, there was $64,338 of unrecognized compensation expense related to shares subject to vesting provisions granted under the stock purchase discount program. This expense is expected to be recognized over a weighted-average period of 2.9 years.

Note 10. Enterprise Geographic Concentrations

The Company operates in four principal geographic regions: North America, EMEA, Asia Pacific and Latin America. There is no comparative data for Latin America for 2011 as these operations were conducted by CTPLA under a licensing agreement with the Company.

Effective January 1, 2012, the Company is separately reporting its global operations support costs in its geographic disclosures in order to provide a more informative disclosure about each geographic region’s financial position and operational results. The Company has separately reported its global operations support costs for the three and six month period ended June 30, 2011 to be comparative with the current period’s disclosure.

Also effective January 1, 2012, the Company has combined its European and Middle East geographic disclosures into a single EMEA (Europe, Middle East, Africa) geographic region. The Company has also combined the European and Middle East geographic disclosures as of June 30, 2011 to be comparative with the current period’s disclosure.

CTPARTNERS EXECUTIVE SEARCH INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Note 10. Enterprise Geographic Concentrations (continued)

The revenue, operating income (loss), depreciation and amortization, and capital expenditures, by region, for the three and six months ended June 30, 2012 and 2011 are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Revenue:
North America	$21,365,726	$22,019,434	$41,488,815	$40,661,680
EMEA	6,707,445	8,378,655	13,429,391	16,841,580
Asia Pacific	2,568,066	2,686,580	5,171,925	6,062,600
Latin America	3,113,029	0	6,066,880	0

Net revenue before reimbursements	33,754,266	33,084,669	66,157,011	63,565,860
Reimbursements	1,169,007	1,321,617	2,191,406	2,436,323

Total	$34,923,273	$34,406,286	$68,348,417	$66,002,183

Operating income (loss):
North America	$4,039,056	$4,068,845	$7,277,345	$6,355,605
EMEA	(499,733)	(267,074)	(975,987)	1,547,770
Asia Pacific	420,123	368,924	831,123	387,551
Latin America	568,223	0	1,201,190	0
Global Operations Support	(3,432,843)	(3,112,005)	(6,579,013)	(6,279,161)

Total	$1,094,826	$1,058,690	$1,754,658	$2,011,765

Depreciation and amortization:
North America	$118,283	$90,196	$246,058	$204,939
EMEA	71,995	88,470	144,155	172,115
Asia Pacific	41,636	32,450	83,400	60,257
Latin America	87,043	0	174,620	0
Global Operations Support	70,451	98,804	145,216	166,441

Total	$389,408	$309,920	$793,449	$603,752

Capital expenditures:
North America	$18,869	$120,426	$5,274,370	$1,001,534
EMEA	4,641	70,945	10,961	168,964
Asia Pacific	(69)	77,377	3,583	126,488
Latin America	(6,057)	0	25,139	0
Global Operations Support	19,963	23,524	32,883	179,582

Total	$37,347	$292,272	$5,346,936	$1,476,568

CTPARTNERS EXECUTIVE SEARCH INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Note 10. Enterprise Geographic Concentrations (continued)

Identifiable assets by geographic concentrations are as follows:

	June 30, 2012	December 31, 2011

Identifiable assets:
North America	$18,562,790	$38,049,259
EMEA	11,835,195	12,143,142
Asia Pacific	5,705,202	4,491,980
Latin America	16,324,217	0
Global Operations Support	861,810	855,740

Total	$53,289,214	$55,540,121

Goodwill and other intangible assets, net:
Latin America	$9,971,879	$0

Total	$9,971,879	$0

Note 11. Subsequent Events

On July 25, 2012, the Company filed an amendment to its Certificate of Incorporation reducing the authorized number of common shares to 15,000,000 from its previous authorized number of 30,000,000.

In the third quarter of 2012, the Company’s management initiated a plan to reorganize its operations resulting in certain organizational changes in its Canadian and EMEA locations. The plan consists of workforce reorganization, and elimination of redundant or unneeded positions, which will allow us to combine business operations in certain geographic locations and serve our clients more efficiently. In connection with this reorganization, we anticipate to incur severance and other employee related costs in the range of $1.0 million to $1.2 million in the third quarter of 2012.

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

Overview

On January 2, 2012, we acquired our Latin America licensee for $10.5 million consisting of an initial cash payment of $5.25 million and a non-interest bearing seller note for $5.25 million which has been discounted by the Company in the amount of $263,303. Management’s discussion and analysis includes the searches engaged to be performed by our Latin American offices and the resulting net revenues, expenses and cash flows for periods beginning January 1, 2012. For periods prior to January 1, 2012, we disclose the results of our then Latin America licensee separately.

For the three-month period ended June 30, 2012, we were engaged to perform 350 searches including 77 by our Latin America offices. For the three-month period ended June 30, 2011, we were engaged to perform 287 searches. Our then Latin American licensee was engaged to perform 98 searches during the three-month period ended June 30, 2011. For the three-month period ended June 30, 2012, we placed candidates in 121 U.S. searches and 151 non-U.S. searches, including 52 by our Latin America offices. For the three-month period ended June 30, 2011, we placed candidates in 133 U.S. searches and 86 non-U.S. searches. Our then Latin American licensee placed 80 candidates during the three-month period ended June 30, 2011.

Net revenue increased $700,000, or 2%, to $33.8 million for the three-month period ended June 30, 2012 compared to $33.1 million for the three-month period ended June 30, 2011. The increase in net revenue was the result of the acquisition of our Latin American operations on January 2, 2012, which accounted for $3.1 million, offset by a decrease in net revenue of $2.4 million for all other locations.

For the six-month period ended June 30, 2012, we were engaged to perform 735 searches including 148 by our Latin America offices. For the six-month period ended June 30, 2011, we were engaged to perform 587 searches. Our then Latin American licensee was engaged to perform 196 searches during the six-month period ended June 30, 2011. For the six-month period ended June 30, 2012, we placed candidates in 225 U.S. searches and 281 non-U.S. searches, including 97 by our Latin America offices. For the six-month period ended June 30, 2011, we placed candidates in 248 U.S. searches and 172 non-U.S. searches. Our then Latin American licensee placed 144 candidates during the six-month period ended June 30, 2011.

Net revenue increased $2.6 million, or 4.1%, to $66.2 million for the six-month period ended June 30, 2012 compared to $63.6 million for the six-month period ended June 30, 2011. The increase in net revenue was primarily due to the results of operations of our Latin American locations, acquired on January 2, 2012, in the amount of $6.1 million, offset by a decline in the revenues of $3.5 million for all other locations.

Relevant data is set forth below (this data excludes the operations of our associated offices in Latin America for 2011):

Performance Metrics	Three Months Ended June 30,		Increase/ Decrease	Percentage Increase/ Decrease	Six Months Ended June 30,		Increase/ Decrease	Percentage Increase/ Decrease
	2012	2011			2012	2011
Number of new search assignments	350	287	63	22.0%	735	587	148	25.2%
Number of executive search consultants (as of period end)	109	99	10	10.1%	109	99	10	10.1%
Productivity, as measured by average annualized net revenue per executive search consultant	$1,238,689	$1,336,754	$(98,065)	(7.3)%	$1,213,890	$1,284,160	$(70,270)	(5.5)%
Average revenue per executive search	$94,373	$111,950	$(17,577)	(15.7)%	$91,456	$105,900	$(14,444)	(13.6)%

The decrease in average revenue per executive search is attributable to the inclusion of Latin America in the first and second quarters of 2012. Excluding Latin America, average revenue per executive search would have been $110,606 and $105,566 in the three and six months ended June 30, 2012, respectively.

Operating income remained flat at $1.1 million for the three-month period ended June 30, 2012 compared to the three-month period ended June 30, 2011. Operating income results include an increase in net revenues of $700,000 and a decrease in compensation and benefits expense of $200,000 offset by a $600,000 increase in general and administrative expenses and a $300,000 increase in unreimbursed and other expenses.

Operating income decreased $200,000 to $1.8 million for the six-month period ended June 30, 2012, compared to operating income of $2.0 million for the six-month period ended June 30, 2011. The decrease primarily reflects an increase in net revenues of $2.6 million offset by a $1.4 million increase in compensation and benefits expense and $1.4 million increase in general and administrative expenses.

Results of Operations

The following table summarizes, for the periods indicated, our results of operations as a percentage of net revenue:

	Three Months Ended June 30		Six Months Ended June 30
	2012	2011	2012	2011
Revenue:
Net revenue	100.0%	100.0%	100.0%	100.0%
Reimbursable expenses	3.4	4.0	3.3	3.8

Total revenue	103.4	104.0	103.3	103.8

Operating Expenses:
Compensation and benefits	75.1	77.2	76.1	76.9
General and administrative	21.2	19.7	21.1	19.8
Reimbursable expenses	3.9	3.9	3.5	3.9

Total operating expenses	100.2	100.8	100.7	100.6
Operating income	3.2	3.2	2.6	3.2
Net interest expense	(0.1)	0.0	(0.1)	0.0

Income before income taxes	3.1	3.2	2.5	3.2
Income tax expense	(1.5)	(1.2)	(1.2)	(1.2)

Net income	1.6%	2.0%	1.3%	2.0%

Three-Month Period Ended June 30, 2012 Compared to Three-Month Period Ended June 30, 2011

Net Revenue. Net revenue increased $700,000, or 2.0%, to $33.8 million for the three-month period ended June 30, 2012 compared to $33.1 million for the three-month period ended June 30, 2011. The increase in net revenue was the result of the inclusion of Latin American operations which contributed $3.1 million in net revenue for the three-month period ended June 30, 2012, offset by a reduction of $2.4 million in net revenue for all other locations. License fees from our Latin America licensee of $150,000 were included in net revenue for the three-month period ended June 30, 2011.

Compensation and Benefits Expenses. Compensation and employee benefits expense decreased $200,000, or 0.7%, to $25.4 million for the three-month period ended June 30, 2012 from $25.6 million for the three-month period ended June 30, 2011. As a percentage of net revenue, compensation and benefits decreased to 75.1% for the three-month period ended June 30, 2012 compared to 77.2% for the three-month period ended June 30, 2011.

The decrease in compensation and benefits expense is comprised of an increase of $2.0 million from our Latin America operation offset by a $2.2 million decrease from all other locations. The $2.0 million increase from Latin America was comprised of a $1.4 million increase in consultant compensation and benefits expense which was the direct result of the net revenues generated by our 16 Latin America search consultants, and a $600,000 increase in non-consultant compensation and benefits expense due to the addition of 63 support staff from the Latin America acquisition.

The $2.2 million decrease in compensation and benefits expense from all other locations consisted of a decrease in consultant compensation of $1.5 million, a decrease in payroll taxes of $200,000, and a decrease in talent acquisition costs of $500,000. The $1.5 million decrease in consultant compensation and benefits expense was a direct result of the $2.5 million decrease in net revenues in our non-Latin America locations.

General and Administrative Expenses. General and administrative expenses increased to $7.1 million, or 21.2% of net revenue for the three-month period ended June 30, 2012, from $6.5 million, or 19.7% of net revenue for the three-month period ended June 30, 2011. The increase in general and administrative expenses was primarily the result of the inclusion of $500,000 of operating expenses from our Latin America offices.

Operating Income. Operating income remained flat at $1.1 million for the three-month period ended June 30, 2012 compared to the three-month period ended June 30, 2011. Operating income results include an increase in net revenues of $700,000 and a decrease in compensation and benefits expense of $200,000 offset by a $600,000 increase in general and administrative expenses and a $300,000 increase in unreimbursed and other expenses. The net revenues and operating income attributable to Latin America and included in the consolidated statement of operations for the three months ended June 30, 2012, were $3.1 million and $700,000, respectively.

Net Interest Expense. Net interest expense increased to $40,000 for the three-month period ended June 30, 2012 compared to $7,000 interest income for the three-month period ended June 30, 2011. The increase in net interest expense is principally due to a $49,000 increase in imputed interest expense related to the seller note for the Latin America acquisition.

Income Before Taxes and Income Tax Expense. For the three-month period ended June 30, 2012, we reported income before taxes of $1,054,502 and recorded income tax expense of $503,109, compared to income before taxes of $1,065,659 and income tax expense of $412,126 for the three month period ended June 30, 2011. Our effective income tax rate for the second quarter of 2012 was 47.7%, compared to 38.7% for the second quarter of 2011. The increase is due to delays in the realization of foreign income tax payments as credits against our current United States tax obligation until foreign taxable income is generated.

Six-Month Period Ended June 30, 2012 Compared to Six-Month Period Ended June 30, 2011

Net Revenue. Net revenue increased $2.6 million, or 4.1%, to $66.2 million for the six-month period ended June 30, 2012 compared to $63.6 million for the six-month period ended June 30, 2011. The increase in net revenue was the result of the inclusion of Latin American operations which contributed $6.1 million in net revenue for the six-month period ended June 30, 2012, offset by a reduction of $3.5 million in net revenue for all other locations. License fees from our Latin America licensee of $300,000 were included in net revenue for the six -month period ended June 30, 2011.

Compensation and Benefits Expenses. Compensation and employee benefits expense increased $1.4 million, or 2.9%, to $50.3 million for the six -month period ended June 30, 2012 from $48.9 million for the six -month period ended June 30, 2011. As a percentage of net revenue, compensation and benefits decreased to 76.1% for the six -month period ended June 30, 2012 compared to 76.9% for the six -month period ended June 30, 2011.

The increase in compensation and benefits expense is comprised of an increase of $3.7 million from our Latin America operation offset by a $2.3 decrease from all other locations. The $3.7 million increase from Latin America was comprised of a $2.4 million increase in consultant compensation and benefits expense which was the direct result of the net revenues generated by our 16 Latin America search consultants, and a $1.3 million increase in non-consultant compensation and benefits expense due to the addition of 63 support staff from the Latin America acquisition.

The $2.3 million decrease from all other locations consisted of a decrease in consultant compensation of $2.0 million, directly related to a decrease in net revenues in our non-Latin American locations, a decrease of $700,000 in talent acquisition costs offset by an increase in consultant employee benefits of $200,000, an increase in non-consultant compensation of $200,000 and an increase in non-consultant benefits expense of $100,000. The decrease in consultant compensation was a direct result of the $2.6 million decrease in net revenues. The $300,000 increase in overall benefits expense was due to increases in the rates incurred by the company to provide medical benefits to our employees.

General and Administrative Expenses. General and administrative expenses increased to $13.9 million, or 21.1% of net revenue for the six-month period ended June 30, 2012, from $12.6 million, or 19.8% of net revenue for the six-month period ended June 30, 2011. The increase in general and administrative expenses was primarily the result of the inclusion of $1.1 million of operating expenses from our Latin America offices, and a $200,000 increase in our reserve for bad debt.

Operating Income. Operating income decreased $257,000 to $1.7 million for the six-month period ended June 30, 2012, compared to operating income of $2.0 million for the six-month period ended June 30, 2011. The decrease primarily reflects an increase in net revenues of $2.6 million offset by an increase in compensation and benefits expense of $1.4 million, and a $1.4 million increase in general and administrative expenses. The net revenues and operating income attributable to the Latin America acquisition since the acquisition date, included in the consolidated statement of operations for the six months ended June 30, 2012, were $6.1 million and $1.3 million, respectively.

Net Interest Expense. Net interest expense increased to $80,000 for the six-month period ended June 30, 2012 compared to $3,000 for the six-month period ended June 30, 2011. The increase in net interest expense is principally due to a $96,000 increase in imputed interest expense related to the seller note for the Latin America acquisition.

Income Before Taxes and Income Tax Expense. For the six-month period ended June 30, 2012, we reported income before taxes of $1,675,032 and recorded income tax expense of $775,708, compared to income before taxes of $2,008,299 and income tax expense of $749,312 for the six month period ended June 30, 2011. Our effective income tax rate for the six-month period ended June 30, 2012 was 46.3%, compared to 37.3% for the six-month period ended June 30, 2011. We expect our full year annualized effective tax rate to be approximately 50%, which is due to our overall foreign tax loss position, which delays the realization of foreign income tax payments as credits against our current United States tax obligation until foreign taxable income is generated. Generally, credits can be carried forward for up to ten years.

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

The following table summarizes our cash flow for the periods shown:

	Six months Ended June 30,
	2012	2011
Net cash used in operating activities	$(2,038,168)	$(3,279,502)
Net cash used in investing activities	(5,346,936)	(1,476,568)
Net cash used in financing activities	(217,219)	(105,866)

Net decrease in cash	$(7,602,323)	$(4,861,936)

Cash. Cash at June 30, 2012 was $13.8 million, as compared to $21.8 million at December 31, 2011. The decrease in cash principally reflects a decrease in cash used in operating activities of $1.2 million, an increase of cash used in investing activities of $3.9 million, $5.2 million of which was related to the purchase of our Latin America licensee, offset by a decrease of capital expenditures of $1.3 million, and a $100,000 increase in cash used in financing activities.

Cash Flow from Operating Activities. Cash used in operating activities was $2.0 million in the six-month period ended June 30, 2012, compared to cash used in operating activities of $3.3 million in the six-month period ended June 30, 2011. The decrease in cash used in operating activities is due to a decrease in accrued compensation of $4.9 million, an increase in prepaid expenses and other receivables of $900,000 and an increase in accounts payable and accrued expenses of $5.3 million.

Cash from Investing Activities. For the six-month period ended June 30, 2012, cash used in investing activities was $5.3 million compared to $1.5 million for the six-month period ended June 30, 2011. The increase was due to a payment for the acquisition of our Latin America licensee for $5.2 million offset by a decrease of $1.3 million in capital expenditures.

Cash from Financing Activities. For the six-month period ended June 30, 2012, cash used in financing activities was $220,000 consisting of $80,000 of payments made on long-term debt and $140,000 used to repurchase shares. Cash used in financing activities for the six-month period ended June 30, 2011, was $105,000 resulting from payments made on long-term debt.

Off-Balance Sheet Arrangements. We do not have off-balance sheet arrangements, special purpose entities, trading activities or non-exchange traded contracts.

Recently Adopted Financial Accounting Standards

On January 1, 2012, we adopted the Financial Accounting Standards Board’s guidance to increase the prominence of other comprehensive income within the financial statements. The guidance requires entities to present the components of net income and other comprehensive income either in a single continuous statement or in two separate, but consecutive, statements of net income and other comprehensive income. The option to only present other comprehensive income within the statement of stockholders’ equity has been eliminated. We have presented the components of net income and other comprehensive income in two separate, but consecutive, statements of net income and other comprehensive income.

On January 1, 2012, the Financial Accounting Standards Board Accounting Standards Update No. 2011-08, Testing Goodwill for Impairment, became effective. This standard gives an entity the option of performing a qualitative assessment to determine whether it is necessary to perform step 1 of the annual goodwill impairment test. An entity is required to perform step 1, only if it concludes that it is more likely than not that a reporting unit’s fair value is less than its carrying amount. An entity may choose to perform the qualitative assessment on none, some, or all of its reporting units or an entity may bypass the qualitative assessment for any reporting unit in any period and proceed directly to step 1 of the impairment test. We perform our impairment test during the fourth quarter of each year.

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

As of June 30, 2012, we carried out an evaluation, under the supervision and with the participation of our management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed in the reports we file, or submit, under the Exchange Act is recorded, processed, summarized and reported as and when required.

There were no changes in our internal control over financial reporting identified in the evaluation described in the preceding paragraph that occurred during the second quarter of 2012 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 2. Unregistered Sale of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities

The following table presents the number of shares purchased monthly under the Company’s stock repurchase program for the three-month period ended June 30, 2012.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plan	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plan
April 1, 2012 – April 30, 2012	2,000	$6.30	2,000	$914,625
May 1, 2012 – May 31, 2012	4,151	6.16	4,151	889,051
June 1, 2012 – June 30, 2012	4,802	5.40	4,802	863,142

Total	10,953	$5.85	10,953

On January 19, 2012, the Company’s Board of Directors authorized a new share repurchase program (“2012 Share Repurchase Program”) to acquire up to $1 million of the Company’s outstanding shares of common stock in open-market, privately negotiated transactions and block trades. The 2012 Share Repurchase Program extends the previous program which was authorized in August 2011 (“2011 Share Repurchase Program”). The Company repurchased a cumulative amount of $998,701 under the 2011 Share Repurchase Program. As of June 30, 2012, 21,953 shares had been repurchased at a cost of $137,516, which is the cumulative amount used to repurchase shares under the 2012 Share Repurchase Program.

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

During the six-month period ending June 30, 2012, we:

•	Used approximately $137,000 to repurchase shares pursuant to our share repurchase program; and

•	Used approximately $5.25 million to pay the cash payment related to the acquisition of our Latin America licensee.

There has been no material change in the planned use of the net proceeds from that described in the prospectus included in our registration statement.

Item 6. Exhibits

Exhibit No.	Description

*31.1	Chief Executive Officer Certification pursuant to Rule 13a-14(a) under the Exchange Act.

*31.2	Chief Financial Officer Certification pursuant to Rule 13a-14(a) under the Exchange Act.

*32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350

*32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350

**101	The following financial information from CTPartners Executive Search Inc. Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2012 formatted in Extensible Business Reporting Language (XBRL) and furnished electronically herewith: (i) Condensed Consolidated Balance Sheets; (ii) Condensed Consolidated Statements of Operations; (iii) Condensed Consolidated Statements of Cash Flows; and (iv) related Footnotes to the Condensed Consolidated Financial Statements.

*	Filed herewith
**	Pursuant to Rule 406T of Regulations S-T, these interactive data files are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities and Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.

SIGNATURES

Pursuant to the requirements of the Securities Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CTPartners Executive Search Inc.

By: /s/ DAVID C. NOCIFORA
David C. Nocifora
Chief Operating Officer and Chief Financial Officer

Date: August 8, 2012