Form 10-Q
period 2012-09-30
CTPARTNERS EXECUTIVE SEARCH INC.
filed 2012-11-13
CIK 1439199

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For quarterly period ended September 30, 2012

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

Large Accelerated Filer	☐	Accelerated Filer	☐

Non-Accelerated Filer	☐	Smaller Reporting Company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    ☐  Yes    ☒  No

The number of the registrant’s common shares outstanding as of November 7, 2012, was 6,983,561.

CTPARTNERS EXECUTIVE SEARCH INC. AND SUBSIDIARIES

Item #	Description	Page

PART I. Financial Information

Item 1.	Condensed Consolidated Financial Statements

	Condensed Consolidated Balance Sheets as of September 30, 2012 and December 31, 2011 (unaudited)	1
	Condensed Consolidated Statements of Operations for the three and nine months ended September 30, 2012 and 2011 (unaudited)	2
	Condensed Consolidated Statements of Comprehensive Income (Loss) for the three and nine months ended September 30, 2012 and 2011 (unaudited)	3
	Condensed Consolidated Statements of Cash Flows for the nine months ended September 30, 2012 and 2011 (unaudited)	4

	Notes to Condensed Consolidated Financial Statements (unaudited)	5-14
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	15-19
Item 4.	Controls and Procedures	20

Part II. Other Information

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	21
Item 5.	Other Information	21

	Signatures	22
Item 6.	Exhibits	23
EX - 31.1 Chief Executive Officer Certification pursuant to Rule 13a-14(a) under the Exchange Act
EX - 31.2 Chief Financial Officer Certification pursuant to Rule 13a-14(a) under the Exchange Act
EX - 32.1 Certification of Chief Executive Officer pursuant to 18 U.S.C Section 1350
EX - 32.2 Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350
EX - 101 INSTANCE DOCUMENT
EX - 1 SCHEMA DOCUMENT
EX - 101 CALCULATION LINKBASE DOCUMENT
EX - 101 LABELS LINKBASE DOCUMENT
EX - 101 PRESENTATION LINKBASE DOCUMENT

PART I. Financial Information

Item 1. Condensed Consolidated Financial Statements

CTPARTNERS EXECUTIVE SEARCH INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

	September 30, 2012	December 31, 2011
Assets
Current Assets
Cash	$14,903,138	$21,830,120
Accounts receivable, net	24,555,670	19,612,236
Other receivables	120,688	559,526
Prepaid expenses	2,619,917	2,394,872
Deferred income taxes	637,697	1,769,936
Income taxes receivable	1,761,601	1,592,562
Other	1,702,508	712,519

Total current assets	46,301,219	48,471,771
Non-current Assets
Leasehold Improvements and Equipment, net	3,685,417	4,332,865
Goodwill	7,406,879	0
Intangibles, net	2,497,500	0
Other Assets	2,485,767	2,056,931
Deferred Income Taxes	1,466,962	678,554

	$63,843,744	$55,540,121

Liabilities and Stockholders’ Equity
Current Liabilities
Current portion of long-term debt	$2,676,094	$155,340
Accounts payable	1,014,918	993,558
Accrued compensation	26,138,153	23,660,070
Accrued business taxes	1,449,218	741,141
Accrued expenses	3,138,453	3,032,950

Total current liabilities	34,416,836	28,583,059

Long-Term Liabilities
Long-term debt, less current maturities	2,950,431	470,109
Deferred rent, less current maturities	1,452,997	1,649,070

Total long-term liabilities	4,403,428	2,119,179

Stockholders’ Equity
Preferred stock: 1,000,000 shares authorized, no shares issued and outstanding	0	0
Common stock: $0.001 par value, 15,000,000 shares authorized, 7,409,247 shares issued; 6,983,561 and 7,110,360 shares outstanding at September 30, 2012 and December 31, 2011, respectively.	7,407	7,287
Additional paid-in capital	36,703,092	35,737,584
Accumulated deficit	(8,402,275)	(9,026,290)
Accumulated other comprehensive loss	(1,234,932)	(881,997)
Treasury stock, at cost 425,686 and 176,271 shares at September 30, 2012 and December 31, 2011, respectively.	(2,049,812)	(998,701)

	25,023,480	24,837,883

	$63,843,744	$55,540,121

See Notes to Condensed Consolidated Financial Statements.

CTPARTNERS EXECUTIVE SEARCH INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Revenue
Net revenue	$32,005,389	$30,337,331	$98,162,399	$93,903,191
Reimbursable expenses	1,151,349	1,401,167	3,342,755	3,837,491

Total Revenue	33,156,738	31,738,498	101,505,154	97,740,682

Operating Expenses
Compensation and benefits	25,761,870	23,026,941	76,076,047	71,933,882
General and administrative	6,682,084	7,123,679	20,616,564	19,694,325
Reimbursable expenses	1,263,675	1,490,133	3,608,776	4,002,965

Total Operating Expenses	33,707,629	31,640,753	100,301,387	95,631,172

Operating income (loss)	(550,891)	97,745	1,203,767	2,109,510
Interest (expense) income, net	(44,214)	1,445	(123,840)	(2,021)

Income (loss) before income taxes	(595,105)	99,190	1,079,927	2,107,489
Income tax benefit (expense)	319,796	(8,958)	(455,912)	(758,269)

Net income (loss)	$(275,309)	$90,232	$624,015	$1,349,220

Basic income (loss) per common share	$(0.04)	$0.01	$0.09	$0.19
Diluted income (loss) per common share	$(0.04)	$0.01	$0.09	$0.18
Basic weighted-average common shares	7,081,963	7,226,466	7,122,758	7,196,293
Diluted weighted-average common shares	7,081,963	7,498,137	7,215,356	7,467,964

See Notes to Condensed Consolidated Financial Statements.

CTPARTNERS EXECUTIVE SEARCH INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS) (UNAUDITED)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Net income (loss)	$(275,309)	$90,232	$624,015	$1,349,220
Other Comprehensive Income (Loss), net of tax
Foreign currency translation adjustments	22,799	(236,526)	(352,935)	(213,684)
Other	0	25,798	0	77,395

Other Comprehensive Income (Loss)	22,799	(210,728)	(352,935)	(136,289)

Comprehensive Income (loss)	$(252,510)	$(120,496)	$271,080	$1,212,931

See Notes to Condensed Consolidated Financial Statements.

CTPARTNERS EXECUTIVE SEARCH INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	For the Nine Months Ended September 30,
	2012	2011
Cash Flows From Operating Activities
Net income	$624,015	$1,349,220
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation and amortization	1,175,226	941,482
Loss on leasehold improvements and equipment disposal	1,019	37,430
Share-based compensation	590,630	1,563,005
Reorganization charge	882,088	0
Amortization of discount on seller note	130,470	0
Deferred income taxes	343,831	405,161
Changes in operating assets and liabilities, net of effects of acquired business
Accounts receivable, net	(4,789,476)	(1,788,191)
Prepaid expenses	(336,064)	(261,990)
Income taxes receivable	(169,039)	(1,172,649)
Other assets and receivables	(1,436,979)	(2,386,095)
Accounts payable	18,180	(1,097,936)
Accrued compensation	2,615,748	5,356,561
Accrued business taxes	722,983	(391,390)
Accrued expenses	(199,749)	(757,057)
Deferred rent	(113,659)	198,985

Net cash provided by operating activities	59,224	1,996,536

Cash Flows From Investing Activities
Acquisition of a business	(5,250,000)	0
Purchase of leasehold improvements and equipment	(177,903)	(2,284,012)

Net cash used in investing activities	(5,427,903)	(2,284,012)

Cash Flows From Financing Activities
Payments on long-term debt	(116,091)	(143,779)
Repurchase of common stock	(998,169)	(436,061)

Net cash used in financing activities	(1,114,260)	(579,840)

Net decrease in cash	(6,482,939)	(867,316)
Effect of foreign currency on cash	(444,043)	(165,608)
Cash:
Beginning	21,830,120	24,030,543

Ending	$14,903,138	$22,997,619

Supplemental Disclosure of Noncash Financing Activities
Treasury stock (9,395 shares) acquired in lieu of shareholder receivable	$(52,942)	$0
Employee discount stock purchase award in lieu of cash compensation	$375,000	$0

Supplemental Disclosure of Noncash Investing Activities
Acquisition of a business
Total identifiable assets acquired	$2,829,818	$0
Goodwill	7,406,879	0

	$10,236,697	$0
Less: Due to seller	(4,986,697)	0

	$5,250,000	$0

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

In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the nine months ended September 30, 2012, are not necessarily indicative of the results that may be expected for the year ended December 31, 2012.

The balance sheet at December 31, 2011, has been derived from the audited financial statements at that date but does not include all the information and footnotes required by generally accepted accounting principles for complete financial statements.

The interim financial statements contained in this report should be read in conjunction with the audited consolidated financial statements and footnotes presented in the Company’s Form 10-K for the year ended December 31, 2011, filed with the SEC on March 22, 2012.

Goodwill - As a result of the acquisition of its Latin America licensee, the Company recorded initial goodwill of $7,406,879. Goodwill represents the excess of the purchase price over the fair value of assets acquired and liabilities assumed, if any. The goodwill impairment test compares the fair value of a reporting unit with its carrying amount, including goodwill. If the carrying amount of a reporting unit exceeds its fair value, goodwill of the reporting unit would be considered impaired. To measure the amount of the impairment loss, the implied fair value of a reporting unit’s goodwill is compared to the carrying amount of that goodwill. If the carrying amount of a reporting unit’s goodwill exceeds the implied fair value of that goodwill, an impairment loss is indicated. For this test, the fair value of the Company’s relevant reporting unit is determined using a combination of valuation techniques, including a discounted cash flow methodology. Since the goodwill from the Latin American acquisition was recorded as of January 2, 2012, annual impairment tests will commence in the fourth quarter of 2012. As of September 30, 2012, there were no indicators of impairment with respect to the Company’s goodwill.

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

Other Comprehensive Income (Loss) - Other comprehensive loss primarily consists of foreign currency translation gains and losses, net of income tax effects.

CTPARTNERS EXECUTIVE SEARCH INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Note 1. Basis of Presentation (continued)

The components of accumulated other comprehensive income (loss), net of tax, are as follows:

	September 30, 2012	December 31, 2011
Foreign currency translation adjustment	$(1,149,612)	$(796,677)
Other	(85,320)	(85,320)

Accumulated other comprehensive loss	$(1,234,932)	$(881,997)

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

Note 2. Acquisition

Latin America

Effective January 2, 2012, the Company completed its acquisition of stock of the direct and indirect subsidiaries of CTPartners Latin America Inc., its independently-owned licensee that had been operating under the name of CTPartners in Latin America for the past five years. The Company’s Latin America offices are in Brazil, Chile, Colombia, Mexico, Panama, Peru, and Venezuela. The Company believes the acquisition further strengthens its brand in Latin America by making the Company a more attractive platform for our local, regional and global clients looking to invest in the region, and for attracting and retaining talented employees. The results of the Company’s Latin America offices have been included in the consolidated financial statements since that date.

The assets acquired were recorded at fair value. The aggregate purchase price was $10,236,697 which was paid in cash and the issuance of a non-interest bearing seller note for $5,250,000. The note has been discounted by the Company in the amount of $263,303 to reflect fair value of the note. This amount is due in equal installments of $2,625,000 each on January 2, 2013 and January 2, 2014 respectively. Future payments can be reduced if certain key employees do not remain employed with the Company, or if covenants related to non-competition are violated. The note is subordinated to any borrowing on the Company’s revolving credit facility. The Company also incurred acquisition related costs of $420,100, which were recorded as general and administrative expenses in the consolidated statements of operations during the fourth quarter of 2011 and during the first, second and third quarters of 2012, as incurred.

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

$10,236,697

Goodwill of $7,406,879 arising from the acquisition consists mainly of the synergies of an ongoing, retained executive search business which operates as a cooperative group in seven Latin American countries, a consistent brand message, and an experienced, assembled workforce. The goodwill relating to the Company’s Latin America reporting unit is fully deductible for United States federal income tax purposes.

The fair value of the identifiable intangible assets was measured based upon significant inputs that were not observable in the market, and therefore are classified as Level 3. The fair value was provided by an independent valuation firm; key assumptions included (a) management’s projections of future cash flows based upon past experience and future expectations and (b) a weighted-average discount rate of 19.0 percent.

The fair value assigned to identifiable intangible assets and their useful lives at the acquisition date is as follows:

	Amount	Useful Life
Customer relationships	$2,480,000	10 years
Developed technology	220,000	10 years

	$2,700,000

The weighted-average useful life of total amortizable intangible assets acquired is ten years.

The total revenues and net income attributable to the acquisition, since the acquisition date, included in the consolidated statements of operations for the three and nine months ended September 30, 2012, are as follows:

	Three Months Ended September 30, 2012	Nine Months Ended September 30, 2012
Total Revenues	$3,865,302	$9,932,182
Net Income	$962,189	$2,123,979

The amounts of revenue and net income related to the acquisition that are included in the consolidated statements of operations and the pro forma financial information as if the acquisition had occurred on January 1, 2011, are presented in the following table. This pro forma information is presented for informational purposes only and is not necessarily indicative of what our actual results of operations would have been had the acquisitions occurred at such time.

CTPARTNERS EXECUTIVE SEARCH INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Note 2. Acquisition (continued)

Pro forma unaudited total revenues and net income of the combined entity had the acquisition date been January 1, 2011, are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Total Revenues	$33,156,738	$34,487,031	$101,505,154	$106,538,457
Net Income (loss)	$(275,309)	$368,774	$715,023	$2,069,956

The supplemental pro forma net income information for the nine months ended September 30, 2011, has been adjusted to exclude certain non-recurring expenses of $920,000 relating to non-recurring management compensation. Pro forma net income for the nine months ended September 30, 2011 was adjusted to include total acquisition-related costs of $420,100. Pro forma net income for the nine months ended September 30, 2012 excludes acquisition costs (before tax) of $157,500.

Note 3. Intangibles

The following is a summary of intangible assets at September 30, 2012:

	Amortizable Lives	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Customer relationships	10 years	$2,480,000	$186,000	$2,294,000
Developed technology	10 years	220,000	16,500	203,500

		$2,700,000	$202,500	$2,497,500

Total amortization expense of intangible assets for the three and nine months ended September 30, 2012 was $67,500 and $202,500, respectively. Estimated aggregate future amortization expense for the following five years and thereafter is as follows:

Years ending December 31,	Estimated Aggregate Future Amortization Expense
2012	$67,500
2013	270,000
2014	270,000
2015	270,000
2016	270,000
Thereafter	1,350,000

$2,497,500

Note 4. Accounts Receivable

The Company extends unsecured credit to customers under normal trade agreements, which generally require payment upon invoice receipt. The allowance for doubtful accounts is based upon management’s review of delinquent accounts and an assessment of the Company’s historical evidence of collections. The Company also provides a reserve for billing adjustments based upon historical experience. The allowance for doubtful accounts and billing adjustments amounted to $1,330,498 and $1,143,840 at September 30, 2012, and December 31, 2011, respectively.

CTPARTNERS EXECUTIVE SEARCH INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Note 5. Share Repurchase Program

On January 19, 2012, the Company’s Board of Directors authorized a second share repurchase program (“2012 Share Repurchase Program”) to acquire up to $1 million of the Company’s outstanding shares of common stock in open-market, privately negotiated transactions, and block trades. The 2012 Share Repurchase Program extends the previous share repurchase program which was authorized in August 2011 (“2011 Share Repurchase Program”). The Company repurchased a cumulative amount of $998,701 under the 2011 Share Repurchase Program. As of September 30, 2012, 235,253 shares had been repurchased at a cost of $998,169, which is the cumulative amount used to repurchase shares under the 2012 Share Repurchase Program.

Note 6. Basic and Diluted Earnings Per Share

A reconciliation of the amounts used in the basic and diluted earnings per share computation is shown in the following table.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Numerator
Net income (loss)	$(275,309)	$90,232	$624,015	$1,349,220
Denominator
Basic weighted-average common shares	7,081,963	7,226,466	7,122,758	7,196,293
Effect of stock options and restricted stock (1)	0	271,671	92,598	271,671

Diluted weighted-average common shares	7,081,963	7,498,137	7,215,356	7,467,964

Basic income (loss) per common share	$(0.04)	$0.01	$0.09	$0.19
Diluted income (loss) per common share	$(0.04)	$0.01	$0.09	$0.18

(1)	For the three months ended September 30, 2012, 96,698 potential common shares and 102,500 stock options are excluded as they are anti-dilutive to the net loss from continuing operations.

Note 7. Leasehold Improvements and Equipment

The components of leasehold improvements and equipment as of September 30, 2012 and December 31, 2011, are as follows:

	September 30, 2012	December 31, 2011
Leasehold improvements	$3,267,575	$3,133,511
Office furniture, fixtures, and equipment	2,712,706	2,627,058
Computer equipment and software	4,342,307	4,393,904

	10,322,588	10,154,473
Accumulated depreciation and amortization	(6,637,171)	(5,821,608)

	$3,685,417	$4,332,865

Depreciation and amortization expense relating to leasehold improvements and equipment for the three and nine months ended September 30, 2012, was $314,277 and $972,726, respectively, and for the three and nine months ended September 30, 2011 was $337,730 and $941,482, respectively.

Note 8. Line of Credit

The Company, under the terms of its revolving credit facility, may borrow an amount equal to the lesser of $10 million or the “Borrowing Base” (the Company’s eligible accounts receivable as defined in the revolving credit facility), with interest calculated at 325 basis points above the LIBOR rate as defined in the revolving credit agreement (the adjusted LIBOR rate), which was 0.221% at September 30, 2012. The Company has zero outstanding balances under the revolving credit facility at September 30, 2012 and December 31, 2011. Additionally, the Company had issued letters of credit related to certain office lease agreements secured by the revolving credit facility of $3,258,600 as of September 30, 2012 and December 31, 2011. Available borrowings under the revolving credit facility were $10,000,000 at September 30, 2012.

CTPARTNERS EXECUTIVE SEARCH INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Note 9. Share-Based Compensation

Restricted Shares

Share-based compensation is the result of the vesting and clawback provisions of share-based awards and options granted under the Company’s 2010 Equity Incentive Plan. Certain shares are subject to clawback provisions, which require the recipient to surrender a portion of the shares if their employment with the Company terminates before a specified date, typically three years from date of grant. At September 30, 2012, there were no shares subject to clawback provisions.

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

A summary of the Company’s common stock subject to vesting provisions for the nine months ended September 30, 2012, is presented below:

Non-Vested Common Stock	Common Stock	Weighted- Average Grant-Date Fair Value
Total non-vested common stock at December 31, 2011	266,853	$13.32
Granted	15,596	5.13
Vested	(122,616)	12.98
Forfeited	(58,978)	14.44

Total non-vested common stock at September 30, 2012	100,855	$11.47

Total share-based compensation expense related to shares subject to vesting provision for the three and nine months ended September 30, 2012 was $6,707 and $522,842, respectively, and for the three and nine months ended September 30, 2011, was $464,839 and $1,239,237, respectively. As of September 30, 2012, there was $733,084 of unrecognized compensation expense related to shares subject to vesting provisions granted under the 2010 Equity Incentive Plan. This expense is expected to be recognized over a weighted-average period of 1.2 years.

Total share-based compensation expense subject to clawback provisions for the three and nine months ended September 30, 2012 was $0, and for the three and nine months ended September 30, 2011, was $55,878 and $323,768, respectively.

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

CTPARTNERS EXECUTIVE SEARCH INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Note 9. Share-Based Compensation (continued)

A summary of the Company’s non-qualified stock option activity for the three and nine months ended September 30, 2012, is presented below:

	Number of Non-qualified Stock Options	Weighted Average Exercise Price Per Share	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value
Outstanding on December 31, 2011	102,500	$5.35	0	$0
Granted	0	0	0	0
Exercised	0	0	0	0
Expired	0	0	0	0
Forfeited	0	0	0	0

Outstanding on September 30, 2012	102,500	$5.35	2.2	$0

Exercisable on September 30, 2012	0	$0	0	$0

The aggregate intrinsic value is based upon the Company’s closing stock price of $4.40 at September 30, 2012. The compensation expense related to the options was $20,415 and $60,435 for the three and nine months ended September 30, 2012, respectively. There were no options outstanding at September 30, 2011. As of September 30, 2012, there was $174,580 of unrecognized compensation expense related to unvested non-qualified stock options, which is expected to be recognized over a weighted average period of 2.2 years.

Employee Stock Purchase Program

The Company’s 2010 Equity Incentive Plan provides for the issuance of equity incentive awards, such as restricted stock and options, in order to retain qualified personnel. On March 21, 2012, the Compensation Committee of the Board of Directors approved the adoption of a stock purchase discount program that would allow selected employees, based on performance metrics defined by the Compensation Committee, to purchase up to $100,000 of the Company’s stock in lieu of cash bonuses, at a 15% discount to the NYSE MKT trading price of those shares. Shares are subject to ratable vesting over a three-year period, and compensation expense relating to the discount is recognized on a straight-line basis over the vesting period. As of September 30, 2012, no shares were vested or issued. During the nine months ended September 30, 2012 the Company granted 73,406 restricted shares at $5.11 per share, at a discount of 15%, or $0.90 per share. Compensation expense relating to the stock purchase discount program was $5,514 and $7,353 for the three and nine months ended September 30, 2012. As of September 30, 2012, there was $58,824 of unrecognized compensation expense related to shares subject to vesting provisions granted under the stock purchase discount program. This expense is expected to be recognized over a weighted-average period of 2.7 years.

Note 10. Enterprise Geographic Concentrations

The Company operates in four principal geographic regions: North America, EMEA, Asia Pacific and Latin America. There is no comparative data for Latin America for 2011 as these operations were operating under a licensing agreement with the Company. Effective January 1, 2012, the Company separately reported its global operations support costs in its geographic disclosures in order to provide a more informative disclosure about each geographic region’s financial position and operational results. The Company has separately reported its global operations support costs for the three-month and nine-month periods ended September 30, 2011, to be comparative with the current period’s disclosure. Also effective January 1, 2012, the Company has combined its European and Middle East geographic disclosures into a single EMEA (Europe, Middle East, and Africa) geographic region. The Company has also combined the European and Middle East geographic disclosures as of September 30, 2011, to be comparative with the current period’s disclosure. The revenue, operating income (loss), depreciation and amortization, and capital expenditures, by region, for the three and nine months ended September 30, 2012, and 2011, are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Revenue:
North America	$19,114,184	$20,331,632	$60,602,998	$60,993,312
EMEA	7,012,486	8,021,700	20,441,877	24,863,280
Asia Pacific	2,013,417	1,983,999	7,185,342	8,046,599
Latin America	3,865,302	0	9,932,182	0

Net revenue before reimbursements	32,005,389	30,337,331	98,162,399	93,903,191
Reimbursements	1,151,349	1,401,167	3,342,755	3,837,491

Total	$33,156,738	$31,738,498	$101,505,154	$97,740,682

Operating income (loss):
North America	$2,308,294	$2,697,722	$9,585,639	$9,053,327
EMEA	(468,448)	(302,510)	(1,444,435)	1,245,260
Asia Pacific	(63,544)	(377,348)	767,579	10,203
Latin America	864,129	0	2,065,319	0
Global Operations Support	(3,191,322)	(1,920,119)	(9,770,335)	(8,199,280)

Total	$(550,891)	$97,745	$1,203,767	$2,109,510

Depreciation and amortization:
North America	$111,462	$182,002	$357,520	$386,941
EMEA	71,066	93,389	215,221	265,504
Asia Pacific	41,386	60,279	124,786	120,536
Latin America	88,233	0	262,853	0
Global Operations Support	70,649	39,490	215,865	205,931

Total	$382,796	$375,160	$1,176,245	$978,912

Capital expenditures:
North America	$32,129	$284,670	$5,306,499	$1,286,204
EMEA	0	2,156	10,961	171,120
Asia Pacific	0	257,313	3,583	383,801
Latin America	25,541	0	50,680	0
Global Operations Support	23,297	263,305	56,180	442,887

Total	$80,967	$807,444	$5,427,903	$2,284,012

CTPARTNERS EXECUTIVE SEARCH INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Note 10. Enterprise Geographic Concentrations (continued)

Identifiable assets by geographic concentrations are as follows:

	September 30, 2012	December 31, 2011
Identifiable assets:
North America	$18,339,322	$38,049,259
EMEA	12,951,820	12,143,142
Asia Pacific	5,516,601	4,491,980
Latin America	16,277,732	0
Global Operations Support	853,890	855,740

Total	$53,939,365	$55,540,121

Goodwill and other intangible assets, net:
Latin America	$9,904,379	$0

Total	$9,904,379	$0

Note 11. Reorganization

In the third quarter of 2012, the Company’s management initiated a plan to reorganize its operations resulting in certain organizational changes in its Canadian and EMEA locations. The plan consists of a workforce reorganization, and elimination of redundant or unneeded positions, which will allow the Company to combine business operations in certain geographic locations and serve our clients more efficiently. During the third quarter of 2012, the Company recognized $964,180 of reorganization related charges, included in compensation and benefits expense and general and administrative expenses.

The following table summarizes the major components of the reorganization charge:

Three and Nine Months Ended September 30, 2012
Severance and other employee related costs	$1,110,694
Foreign currency translation	$(146,514)

Total	$964,180

Reorganization charges by geographic location were as follows:

Three and Nine Months Ended September 30, 2012
North America	$207,184
EMEA	$756,996

Total	$964,180

Changes in reorganization reserves related to the restructuring plan described above for the three months ended September 30, 2012, are as follows:

Severance and other employee related costs
Balance at June 30, 2012	$0
Reorganization charges	$1,110,694
Cash payments	$(228,606)
Non-cash charges	$(507,307)

Balance at September 30, 2012	$374,781

CTPARTNERS EXECUTIVE SEARCH INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Note 12. Subsequent Events

On October 10, 2012, the Company completed an acquisition of Cheverny CEO Search, S.A., a Paris, France based search firm focused on executive recruiting, for an aggregate purchase price of $1,552,480. The first payment of $517,492 was made in cash on the acquisition date, and a non-interest bearing seller note was issued for the remainder. The note is payable in two installments of $517,492 each on July 12, 2013 and July 12, 2014. Future payments can be reduced if certain performance metrics are not achieved. Total costs of $45,550 relating to Cheverny CEO Search acquisition were expensed during the nine-month period ending September 30, 2012. The Company is currently in the process of determining the fair value of assets acquired.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-looking Statements

Management’s Discussion and Analysis of Financial Condition and Results of Operations as well as other sections of this quarterly report on Form 10-Q contain forward-looking statements. The Private Securities Litigation Reform Act of 1995 provides a safe harbor for forward-looking statements. The forward-looking statements are based on current expectations, estimates, forecasts and projections about the industry in which we operate and management’s beliefs and assumptions. Forward-looking statements may be identified by the use of words such as “expects,” “anticipates,” “intends,” “plans,” “believes,” “seeks,” “estimates,” “projects,” “forecasts,” and similar expressions. Forward-looking statements are not guarantees of future performance and involve certain known and unknown risks, uncertainties and assumptions that are difficult to predict. Actual outcomes and results may differ materially from what is expressed, forecasted or implied in the forward-looking statements. Factors that may affect the outcome of the forward-looking statements include, among other things, our expectations regarding our revenues, expenses and operations and our ability to sustain profitability; our ability to recruit and retain qualified executive search consultants to staff our operations appropriately; our ability to expand our customer base and relationships, especially given the off-limit arrangements we are required to enter into with certain of our clients; declines in the global economy and our ability to execute successfully through business cycles; our anticipated cash needs; our anticipated growth strategies and sources of new revenues; unanticipated trends and challenges in our business and the markets in which we operate; social or political instability in markets where we operate; the impact of foreign currency exchange rate fluctuations; price competition; the ability to forecast, on a quarterly basis, variable compensation accruals that ultimately are determined based on the achievement of annual results; the mix of profit and loss by country; and our ability to estimate accurately for purposes of preparing our consolidated financial statements. For more information on the factors that could affect the outcome of forward-looking statements, see Risk Factors in Item 1A of our Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 22, 2012. We caution the reader that the list of factors may not be exhaustive. We undertake no obligation to update publicly any forward-looking statements, whether as a result of new information, future events or otherwise.

Overview

We are a leading performance-driven executive search firm serving clients across the globe. Committed to a philosophy of partnering with our clients, we offer a proven record in C-Suite, senior executive, and board searches, as well as expertise serving private equity and venture capital firms. Our organizational structure is designed to provide high quality, industry-focused executive search services to our clients worldwide. Our executive search consultants are dedicated to specific industry verticals and are leading experts in their given sectors. We believe that industry specialization enables us to better understand our clients’ cultures, operations, business strategies and industries. Our six largest industry practice groups are financial services, professional services, life sciences, technology/media/telecom (“TMT”), retail/consumer and industrial.

We believe that a high level of communication and process transparency with our clients is very important to their level of satisfaction and to the ultimate success of our searches, and will continue to drive our earnings growth. We continue to evaluate acquisition opportunities that will allow us to strengthen our brand and expand into strategically significant markets. The reorganization of our operations will reduce costs and improve productivity, while positioning us well to take advantage of strengthening economic conditions.

On January 2, 2012, we acquired our Latin America licensee for $10.2 million consisting of an initial cash payment of $5.25 million and a non-interest bearing seller note for $5.25 million which has been discounted by the Company in the amount of $263,303. For the three months ended September 30, 2012, Latin America operations contributed $3.9 million in revenue and $800,000 in operating income to our results, as compared to $160,000 of licensing fees included in the three months ended September 30, 2011. Management’s discussion and analysis includes the searches engaged to be performed by our Latin America offices and the resulting net revenues, expenses and cash flows for periods beginning January 1, 2012. For periods prior to January 1, 2012, we disclose the results of our then Latin America licensee separately.

Net revenue and operating income excluding Latin America for the three months ended September 30, 2012, decreased $2.2 million and $1.5 million, respectively, compared to the same period in 2011. During the third quarter of 2012, we initiated a plan to reorganize operations in our Canadian and EMEA locations, incurring a reorganization charge of $964,000. We expect that the reorganization will result in annualized cost savings of approximately $1.1 million.

For the three-month period ended September 30, 2012, we were engaged to perform 318 searches including 80 by our Latin America offices. For the three-month period ended September 30, 2011, we were engaged to perform 269 searches. Our then Latin American licensee was engaged to perform 60 searches during the three-month period ended September 30, 2011. For the three-month period ended September 30, 2012, we placed candidates in 112 U.S. searches and 93 non-U.S. searches, including 52 by our Latin America offices. For the three-month period ended September 30, 2011, we placed candidates in 114 U.S. searches and 112 non-U.S. searches. Our then Latin American licensee placed 65 candidates during the three-month period ended September 30, 2011.

For the nine-month period ended September 30, 2012, we were engaged to perform 1053 searches including 228 by our Latin America offices. For the nine-month period ended September 30, 2011, we were engaged to perform 856 searches. Our then Latin American licensee was engaged to perform 256 searches during the nine-month period ended September 30, 2011. For the nine-month period ended September 30, 2012, we placed candidates in 337 U.S. searches and 277 non-U.S. searches, including 149 by our Latin America offices. For the nine-month period ended September 30, 2011, we placed candidates in 362 U.S. searches and 284 non-U.S. searches. Our then Latin America licensee placed 209 candidates during the nine-month period ended September 30, 2011.

Relevant data is set forth below (this data excludes the operations of our associated offices in Latin America for 2011):

	Three Months Ended September 30,					Nine Months Ended September 30,
Performance Metrics	2012	2011	Increase/ Decrease	Percentage Increase/ Decrease		2012	2011	Increase/ Decrease	Percentage Increase/ Decrease
Number of new search assignments	318	269	49	18.2%		1053	856	197	23.0%
Number of executive search consultants (as of period end)	102	94	8	8.5%		102	94	8	8.5%
Productivity, as measured by average annualized net revenue per executive search consultant	$1,255,113	$1,290,950	$(35,837)	(2.8)%		$1,283,169	$1,331,960	$(48,791)	(3.7)%
Average revenue per executive search	$93,819	$100,089	$(6,270)	(6.3	) %	$92,244	$104,793	$(12,549)	(12.0)%

The decrease in average revenue per executive search is attributable to the inclusion of Latin America in the first three quarters of 2012. Excluding Latin America, average revenue per executive search would have been $113,640 and $107,841 in the three and nine months ended September 30, 2012, respectively.

Operating income decreased $650,000 to an operating loss of $550,000 for the three-month period ended September 30, 2012, compared to an operating profit of $98,000 in the three-month period ended September 30, 2011. Excluding the reorganization charge of $964,000, operating income increased to $413,000, or 1.3% of net revenue. The increase is primarily due to an increase in net revenues of $1.7 million, and a decrease of $300,000 in general and administrative expense, offset by an increase in compensation and benefits expense of $1.6 million.

Operating income decreased $900,000 to $1.2 million for the nine-month period ended September 30, 2012, compared to operating income of $2.1 million for the nine-month period ended September 30, 2011. Excluding the reorganization charge of $964,000, operating income increased to $2.2 million. The remaining increase primarily reflects an increase in net revenues of $4.3 million offset by a $3.0 million increase in compensation and benefits expenses and a $1.1 million increase in general and administrative expenses.

Reorganization

In the third quarter of 2012, the Company’s management implemented a plan to reorganize its operations resulting in certain organizational changes in its Canadian and EMEA locations. The plan consists of a workforce reorganization, and elimination of redundant or unneeded positions, which will allow us to combine business operations in certain geographic locations and serve our clients more efficiently. During the third quarter of 2012, the Company recognized $964,000 of reorganization related charges, which are included in compensation and benefits expense and general and administrative expenses. Data presented below is a non- GAAP measure, and excludes the reorganization charges of $964,180, net. Management utilizes this information to measure performance, and believes it more appropriately reflects the results of ongoing operations.

	Reconciliation of Non-GAAP Measures to Net Income (Loss) for the Three Months Ended
	(Unaudited)
	September 30, 2012			September 30, 2011
	Results of Operations	Effect of Reorganization Charge	Adjusted Results of Operations (1)	Results of Operations	Effect of Reorganization Charge	Adjusted Results of Operations (1)
Revenue
Net revenue	$32,005,389	$0	$32,005,389	$30,337,331	$0	$30,337,331
Reimbursable expenses	1,151,349	0	1,151,349	1,401,167	0	1,401,167

Total Revenue	33,156,738	0	33,156,738	31,738,498	0	31,738,498

Operating Expenses
Compensation and benefits	25,761,870	1,110,694	24,651,176	23,026,941	0	23,026,941
General and administrative	6,682,084	(146,514)	6,828,598	7,123,679	0	7,123,679
Reimbursable expenses	1,263,675	0	1,263,675	1,490,133	0	1,490,133

Total Operating Expenses	33,707,629	964,180	32,743,449	31,640,753	0	31,640,753

Operating income (loss)	(550,891)	(964,180)	413,289	97,745	0	97,745

Net income (loss)	$(275,309)	$(575,615)	300,306	$90,232	$0	90,232

Basic income (loss) per common share	$(0.04)	$(0.08)	$0.04	$0.01	$0	0.01
Diluted income (loss) per common share	$(0.04)	$(0.08)	$0.04	$0.01	$0	0.01

	Reconciliation of Non-GAAP Measures to Net Income for the Nine Months Ended (Unaudited)
	September 30, 2012			September 30, 2011
	Results of Operations	Effect of Reorganization Charge	Adjusted Results of Operations (1)	Results of Operations	Effect of Reorganization Charge	Adjusted Results of Operations (1)
Revenue
Net revenue	$98,162,399	$0	$98,162,399	$93,903,191	$0	$93,903,191
Reimbursable expenses	3,342,755	0	3,342,755	3,837,491	0	3,837,491

Total Revenue	101,505,154	0	101,505,154	97,740,682	0	97,740,682

Operating Expenses
Compensation and benefits	76,076,047	1,110,694	74,965,353	71,933,882	0	71,933,882
General and administrative	20,616,564	(146,514)	20,763,078	19,694,325	0	19,694,325
Reimbursable expenses	3,608,776	0	3,608,776	4,002,965	0	4,002,965

Total Operating Expenses	100,301,387	964,180	99,337,207	95,631,172	0	95,631,172

Operating income (loss)	1,203,767	(964,180)	2,167,947	2,109,510	0	2,109,510

Net income (loss)	$624,015	$(575,615)	1,199,630	$1,349,220	$0	1,349,220

Basic income per common share	$0.09	$(0.08)	$0.17	$0.19	$0	0.19
Diluted income per common share	$0.09	$(0.08)	$0.17	$0.18	$0	0.18

(1)

Adjusted results are non-GAAP financial measures that exclude reorganization charges of 964,000 (or $575,615, net of tax effect), for the three and nine-month periods ended September 30, 2012. No reorganization costs were incurred during the three and nine-month periods ended September 30, 2011.

Use of non-GAAP measures: The tables above contain selected financial information calculated other than in accordance with U.S. Generally Acceptable Accounting Principles (“GAAP”). We define adjusted results of operations as follows:

•	Adjusted operating income is defined as operating income adjusted to exclude reorganization charges, net.

•	Adjusted net income is defined as net income adjusted to exclude reorganization charges, net of tax effect.

•	Adjusted basic and diluted earnings per share are calculated by adjusting the numerator by the amount of the reorganization charges, net of tax effect.

Results of Operations

The following table summarizes, for the periods indicated, our results of operations as a percentage of net revenue:

	Three Months Ended September 30		Nine Months Ended September 30
	2012	2011	2012	2011
Revenue:
Net revenue	100.0%	100.0%	100.0%	100.0%
Reimbursable expenses	3.6	4.6	3.4	4.1

Total revenue	103.6	104.6	103.4	104.1

Operating Expenses:
Compensation and benefits	80.5	75.9	77.5	76.6
General and administrative	20.9	23.5	21.0	21.0
Reimbursable expenses	4.0	4.9	3.7	4.3

Total operating expenses	105.4	104.3	102.2	101.9

Operating income (loss)	(1.8)	0.3	1.2	2.2
Net interest expense	(0.1)	0.0	(0.1)	0.0

Income (loss) before income taxes	(1.9)	0.3	1.1	2.2
Income tax expense	1.0	0.0	(0.5)	(0.8)

Net income (loss)	(0.9)%	0.3%	0.6%	1.4%

Three-Month Period Ended September 30, 2012 Compared to Three-Month Period Ended September 30, 2011

Net Revenue. Net revenue increased $1.7 million, or 5.5%, to $32.0 million for the three-month period ended September 30, 2012 compared to $30.3 million for the three-month period ended September 30, 2011. The increase in net revenue was the result of the inclusion of our Latin America operations which contributed $3.9 million in net revenue for the three-month period ended September 30, 2012, offset by a reduction of $2.2 million in net revenue for all other locations, driven primarily by softer conditions in the North American professional services and TMT markets, and in the EMEA financial services and TMT markets. License fees from our Latin America licensee of $160,000 were included in net revenue for the three-month period ended September 30, 2011.

Compensation and Benefits Expenses. Compensation and employee benefits expense increased $2.7 million, or 11.9%, to $25.8 million for the three-month period ended September 30, 2012, from $23.0 million for the three-month period ended September 30, 2011. As a percentage of net revenue, compensation and benefits increased to 80.5%. Excluding the reorganization charge of $1.1 million, compensation and benefits expense would be 77.0% of net revenue for the three-month period ended September 30, 2012, compared to 75.9% for the three-month period ended September 30, 2011.

The increase in compensation and benefits expense is comprised of an increase of $2.3 million from our Latin America operation and a $400,000 increase from all other locations. The $2.3 million increase from Latin America was comprised of a $1.4 million increase in consultant compensation and benefits expense which was the direct result of the $3.9 million increase in net revenues generated by our 16 Latin America search consultants, and a $900,000 increase in non-consultant compensation and benefits expense due to the addition of 68 support staff from the Latin America acquisition.

The $400,000 increase in compensation and benefits expense from all other locations consisted of a decrease in consultant compensation, benefits and payroll taxes of $1.0 million, offset by an increase of $1.1 million related to our reorganization and a decrease in talent acquisition costs of $1.0 million. The $1.0 million decrease in consultant compensation and benefits expense from continuing operations was a direct result of the $2.2 million decrease in net revenues in our non-Latin America locations. Additionally, there was a $1.4 million increase in non-consultant compensation and benefits expense primarily due to an increase in accrued discretionary bonuses of $1.1 million and a $200,000 increase in support staff salaries and search-completion bonuses.

General and Administrative Expenses. General and administrative expenses decreased to $6.7 million, or 20.9% of net revenue for the three-month period ended September 30, 2012, from $7.1 million, or 23.5% of net revenue for the three-month period ended September 30, 2011. After the reorganization related foreign currency credit of $150,000, the decrease in general and administrative expenses was primarily due to a $100,000 decrease in consulting expenses, a $100,000 decrease in professional fees, a $100,000 decrease in our IT infrastructure expense, a $400,000 decrease in foreign currency expense, as a result of positive rate fluctuations in Singapore and France, and a $250,000 decrease in bad debt expense due to increased collections, offset by the inclusion of $700,000 of operating expenses from our Latin America offices.

Operating Income. For the three-month period ended September 30, 2012, we reported an operating loss of $550,000, compared to operating income of $100,000 for the three-month period ended September 30, 2011, which includes a $964,000 reorganization charge. Without the effect of the reorganization charge, operating income increased to $400,000. Operating results include an increase in net revenues of $1.7 million, and a reduction in general and administrative expenses of $300,000 offset by an increase in compensation and benefits expense of $1.6 million. The net revenues and operating income attributable to Latin America and included in the consolidated statement of operations for the three months ended September 30, 2012, were $3.9 million and $800,000, respectively.

Net Interest Expense. Net interest expense increased to $44,000 for the three-month period ended September 30, 2012, compared to $1,000 interest income for the three-month period ended September 30, 2011. The increase in net interest expense is principally due to a $47,000 increase in imputed interest expense related to the seller note for the Latin America acquisition.

Income Before Taxes and Income Tax Expense. For the three-month period ended September 30, 2012, we reported a loss before taxes of $600,000 and recorded an income tax benefit of $300,000, compared to income before income taxes of $99,000 and income tax expense of $9,000 for the three-month period ended September 30, 2011. Included in our results is a restructuring charge of $576,000, net of tax. Our effective income tax benefit rate for the third quarter was 53.7%, due principally to the recovery of $210,000 of previously recorded foreign tax expense, offset by adjustments of $130,000 to state and local tax estimates based on tax returns filed in the current three-month period ended September 30, 2012.

Nine-Month Period Ended September 30, 2012 Compared to Nine-Month Period Ended September 30, 2011

Net Revenue. Net revenue increased $4.3 million, or 4.5%, to $98.2 million for the nine-month period ended September 30, 2012, compared to $93.9 million for the nine-month period ended September 30, 2011. The increase in net revenue was the result of the inclusion of our Latin American operations which contributed $9.9 million in net revenue for the nine-month period ended September 30, 2012, offset by a reduction of $5.6 million in net revenue for all other locations, primarily due to softer market conditions in North America and EMEA, in particular, in the professional services industry. License fees from our Latin America licensee of $450,000 were included in net revenue for the nine -month period ended September 30, 2011.

Compensation and Benefits Expenses. Compensation and employee benefits expense increased $4.1 million, or 5.8%, to $76.1 million for the nine-month period ended September 30, 2012, from $72.0 million for the nine-month period ended September 30, 2011. As a percentage of net revenue, compensation and benefits increased to 77.5%. Excluding the reorganization charge of $1.1 million, compensation and benefits expense decreased to 76.4% of net revenue for the nine-month period ended September 30,2012, compared to 76.6% for the nine-month period ended September 30, 2011.

The $4.1 million increase in compensation and benefits expense is comprised of an increase of $6.0 million from our Latin America operation offset by a $1.9 million decrease from all other locations due to lower consultant headcount and lower revenues. The $6.0 million increase from Latin America was comprised of a $3.8 million increase in consultant compensation and benefits expense which was the direct result of the $9.9 million increase in net revenues generated by our 16 Latin America search consultants, and a $2.2 million increase in non-consultant compensation and benefits expense due to the addition of 68 support staff from the Latin America acquisition.

The $1.9 million decrease in compensation and benefits expense from all other locations consisted of a decrease in consultant compensation, benefits and payroll taxes of $2.8 million, offset by an increase of $1.1 million related to our reorganization, and a decrease in talent acquisition costs of $1.7 million. The $1.9 million decrease in consultant compensation and benefits expense was a direct result of the $5.7 million decrease in net revenues in our non-Latin America locations. Additionally, there was a $1.6 million increase in non-consultant compensation and benefits expense primarily due to an increase in accrued discretionary bonus of $1.0 million and a $500,000 increase in support staff salaries and search-completion bonuses.

General and Administrative Expenses. General and administrative expenses increased to $20.6 million, or 21.0% of net revenue for the nine-month period ended September 30, 2012, from $19.7 million, or 21.0% of net revenue for the nine-month period ended September 30, 2011. The increase was offset by $150,000 reorganization credit. After the reorganization credit, the increase in general and administrative expenses was primarily the result of the inclusion of $1.8 million of operating expenses from our Latin America offices and an increase of $300,000 in professional fees, offset by a reduction of $400,000 in foreign currency expense, as a result of positive rate fluctuations in Singapore and France, a reduction of $200,000 in internal recruiting costs, a reduction of $100,000 in bad debt expense, a reduction of $150,000 in business development, and a reduction of $200,000 in other costs.

Operating Income. Operating income decreased $900,000 to $1.2 million for the nine-month period ended September 30, 2012, compared to operating income of $2.1 million for the nine-month period ended September 30, 2011. The decrease primarily reflects an increase in net revenues of $4.3 million offset by an increase in compensation and benefits expense of $3.0 million, an increase of $1.1 million in general and administrative expenses, and a reorganization charge of $964,000. The net revenues and operating income attributable to the Latin America acquisition since the acquisition date, included in the consolidated statement of operations for the nine months ended September 30, 2012, were $9.9 million and $2.1 million, respectively.

Net Interest Expense. Net interest expense increased to $120,000 for the nine-month period ended September 30, 2012, compared to $2,000 net interest expense for the nine-month period ended September 30, 2011. The increase in net interest expense is principally due to a $144,000 increase in imputed interest expense related to the seller note for the Latin America acquisition.

Income Before Taxes and Income Tax Expense. For the nine-month period ended September 30, 2012, we reported income before income tax of $1.1 million and recorded income tax expense of $450,000, compared to income before tax of $2.1 million and income tax expense of $750,000 for the nine month period ended September 30, 2011. Included in our results is a restructuring charge of $576,000, net of tax. Our effective income tax rate for the nine-month period ended September 30, 2012, was 42.2% compared to 36.0% for the nine-months ended September 30, 2011. The increase is principally due to adjustments of $130,000 to state and local tax estimates based on tax returns filed in the nine-month period ended September 30, 2012.

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

The following table summarizes our cash flow for the periods shown:

	Nine months Ended September 30,
	2012	2011
Net cash provided by operating activities	$59,224	$1,996,536
Net cash used in investing activities	(5,427,903)	(2,284,012)
Net cash used in financing activities	(1,114,260)	(579,840)

Net decrease in cash	$(6,482,939)	$(867,316)

Cash. Cash at September 30, 2012, was $14.9 million, as compared to $21.8 million at December 31, 2011. The decrease in cash principally reflects a decrease in cash provided operating activities of $1.9 million, an increase of cash used in investing activities of $3.1 million, $5.25 million of which was related to the purchase of our Latin America licensee, offset by a decrease of capital expenditures of $2.1 million, and a $500,000 increase in cash used in financing activities.

Cash Flow from Operating Activities. Cash provided by operating activities was $59,000 in the nine-month period ended September 30, 2012, compared to cash provided by operating activities of $2.0 million in the nine-month period ended September 30, 2011. The $1.9 million decrease in cash provided by operating activities is primarily due to (i) a decrease in net income of $700,000, (ii) a decrease in accounts receivable of $3.0 million due to more favorable collections, (iii) a decrease in accrued compensation of $2.7 million, which was principally due to a decrease in our non-Latin America revenue, which directly impacts accrued consultant compensation, (iv) a $1.0 million decrease in share-based compensation offset by (v) an increase in accounts payable and other accrued expenses of $3.5 million, (vi) an increase in other assets and other receivables of $1.0 million and, (vii) an increase in depreciation and amortization expense of $200,000 as a result of intangibles acquired.

Cash from Investing Activities. For the nine-month period ended September 30, 2012, cash used in investing activities was $5.4 million compared to $2.3 million for the nine-month period ended September 30, 2011. The increase was due to a payment for the acquisition of our Latin America licensee for $5.25 million offset by a decrease of $2.1 million in capital expenditures.

Cash from Financing Activities. For the nine-month period ended September 30, 2012, cash used in financing activities was $1.1 million consisting of $116,000 of payments made on long-term debt and $1.0 million used to repurchase shares. Cash used in financing activities for the nine-month period ended September 30, 2011, was $600,000 consisting of payments made on long-term debt of $144,000 and $436,000 used to repurchase shares.

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

As of September 30, 2012, we carried out an evaluation, under the supervision and with the participation of our management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed in the reports we file, or submit, under the Exchange Act is recorded, processed, summarized and reported as and when required.

There were no changes in our internal control over financial reporting identified in the evaluation described in the preceding paragraph that occurred during the third quarter of 2012, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 2. Unregistered Sale of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities

The following table presents the number of shares purchased monthly under the Company’s stock repurchase program for the three-month period ended September 30, 2012.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plan	Approximate Dollar Value of Shares That May Yet Be Purchased Under The Plan
July 1, 2012 – July 31, 2012	10,900	$5.40	10,900	$803,594
August 1, 2012 – August 31, 2012	202,400	3.96	202,400	1,831
September 1, 2012 – September 30, 2012	0	0	0	1,831

Total	213,300	$4.03	213,300

On January 19, 2012, the Company’s Board of Directors authorized a new share repurchase program (“2012 Share Repurchase Program”) to acquire up to $1 million of the Company’s outstanding shares of common stock in open-market, privately negotiated transactions and block trades. The 2012 Share Repurchase Program extends the previous program which was authorized in August 2011 (“2011 Share Repurchase Program”). The Company repurchased a cumulative amount of $998,701 under the 2011 Share Repurchase Program. As of September 30, 2012, 235,253 shares had been repurchased at a cost of $998,169, which is the cumulative amount used to repurchase shares under the 2012 Share Repurchase Program.

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

During the nine-month period ending September 30, 2012, we:

•	Used approximately $998,000 to repurchase shares pursuant to our share repurchase program; and

•	Used approximately $5.25 million for the cash payment related to the acquisition of our Latin America licensee.

There has been no material change in the planned use of the net proceeds from that described in the prospectus included in our registration statement.

Item 5. Other Information

On July 25, 2012, the Company filed an amendment to its Certificate of Incorporation reducing the authorized number of common shares to 15,000,000 from its previously authorized number of common shares of 30,000,000.

SIGNATURES

Pursuant to the requirements of the Securities Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CTPartners Executive Search Inc.

By: /s/ DAVID C. NOCIFORA
David C. Nocifora
Chief Operating Officer and Chief Financial Officer

Date: November 12, 2012

Item 6. Exhibits

Exhibit No.	Description

3.1	Certificate of Amendment to Certificate of Incorporation (incorporated by reference to Exhibit 3.1 to Registrant’s Form 8-K filed on July 27, 2012)

*31.1	Chief Executive Officer Certification pursuant to Rule 13a-14(a) under the Exchange Act.

*31.2	Chief Financial Officer Certification pursuant to Rule 13a-14(a) under the Exchange Act.

*32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350

*32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350

**101	The following financial information from CTPartners Executive Search Inc. Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2012 formatted in Extensible Business Reporting Language (XBRL) and furnished electronically herewith: (i) Condensed Consolidated Balance Sheets; (ii) Condensed Consolidated Statements of Operations; (iii) Condensed Consolidated Statements of Cash Flows; and (iv) related Footnotes to the Condensed Consolidated Financial Statements.

*	Filed herewith
**	Pursuant to Rule 406T of Regulations S-T, these interactive data files are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities and Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.