Form 10-Q/A
period 2012-03-31
CTPARTNERS EXECUTIVE SEARCH INC.
filed 2013-03-29
CIK 1439199

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q/A
Amendment No. 1

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For quarterly period ended March 31, 2012
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
Commission File No. 001-34993

CTPARTNERS EXECUTIVE SEARCH INC.
(Exact Name of Registrant as Specified in its Charter)

Delaware	52-2402079
(State or other Jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1166 Avenue of the Americas, 3rd Fl., New York, NY	10036
(Address of principal executive offices)	(Zip Code)
(212) 588-3500
(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12 (b) of the Act:

Common Stock, par value $0.001 per share	NYSE MKT
(Title of each Class)	(Name of each exchange on which registered)

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

Explanatory Note

CTPartners Executive Search Inc. ("CTPartners” or the “Company”) is filing this amendment (the "Form 10-Q/A") to the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 2012 (the "Form 10-Q"), originally filed with the U.S. Securities and Exchange Commission on May 10, 2012. This form 10-Q/A is being filed to i) amend and restate the interim financial statements and related disclosures in Item 1. Condensed Consolidated Financial Statements, ii) amend the disclosures in Item 2. Management's Discussion and Analysis of Financial Conditions and Results of Operations, and iii) amend Item 4. Controls and Procedures.

This Form 10-Q/A is being filed to restate our unaudited interim consolidated financial statements to correct the accounting for the acquisition of CTPartners Latin America, completed on January 2, 2012. The Company's original accounting treatment allocated the entire purchase price to the acquired assets, liabilities and goodwill. A portion of the purchase price was contingent upon future employment of selling shareholders and should have been recognized as compensation expense for post-combination services. For additional information regarding this restatement, see Note 1. Basis of Presentation in the Notes to the Condensed Consolidated Financial Statements contained in Item 1.

Although this Form 10-Q/A amends and restates the original Form 10-Q in its entirety, except for the information described above, this Form 10-Q/A does not reflect events occurring after the filing of the original Form 10-Q and unless otherwise stated herein, the information contained in the Form 10-Q/A is current only as of the date of the original filing. Except as described above, no other changes have been made to the original Form 10-Q. Accordingly, this form should be read in conjunction with the Company's filings made with the U.S. Securities and Exchange Commission subsequent to the filing of the original Form 10-Q. The sections of the original Form 10-Q affected by the restatement should no longer be relied upon.

CTPARTNERS EXECUTIVE SEARCH INC. AND SUBSIDIARIES

Item #	Description	Page

PART I. Financial Information

Item 1.	Condensed Consolidated Financial Statements
	Condensed Consolidated Balance Sheets as of March 31, 2012 and December 31, 2011 (unaudited)	1
	Condensed Consolidated Statements of Operations for the three months ended March 31, 2012 and 2011 (unaudited)	2
	Condensed Consolidated Statements Of Comprehensive Income (Loss) for the three months ended March 31, 2012 and 2011 (unaudited)	3
	Condensed Consolidated Statements of Cash Flows for the three months ended March 31, 2012 and 2011 (unaudited)	4
	Notes to Condensed Consolidated Financial Statements (unaudited)	5-13
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	14-18
Item 4.	Controls and Procedures	18

Part II. Other Information

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	19
Item 5.	Other Information	19
Item 6.	Exhibits	20
	Signatures	21
EX- 10.9 STOCK PURCHASE AGREEMENT AMONG CTPARTNERS EXECUTIVE SEARCH INC., CTPARTNERS LA (USA) LLC, CTPARTNERS LATIN AMERICA, INC., CTP VEN CORP. AND CERTAIN KEY PERSONS
EX - 31.1
EX - 31.2
EX - 32.1
EX - 32.2
EX - 101 INSTANCE DOCUMENT
EX - 101 SCHEMA DOCUMENT
EX - 101 CALCULATION LINKBASE DOCUMENT
EX - 101 LABELS LINKBASE DOCUMENT
EX - 101 PRESENTATION LINKBASE DOCUMENT

PART I. Financial Information
Item 1. Condensed Consolidated Financial Statements
CTPARTNERS EXECUTIVE SEARCH INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

	March 31, 2012	December 31, 2011
Assets
Current Assets
Cash	$7,182,944	$21,830,120
Accounts receivable, net	25,006,908	19,612,236
Other receivables	333,164	559,526
Prepaid expenses	2,559,719	2,394,872
Deferred income taxes	—	1,769,936
Income taxes receivable	1,581,650	1,592,562
Other	6,091,613	712,519
Total current assets	42,755,998	48,471,771
Leasehold Improvements and Equipment, net	4,226,400	4,332,865
Goodwill	214,967	—
Intangibles, net	2,632,500	—
Other Assets	2,754,465	2,056,931
Deferred Income Taxes	3,294,005	678,554
	$55,878,335	$55,540,121
Liabilities and Stockholders’ Equity
Current Liabilities
Current portion of long-term debt	$2,627,431	$155,340
Accounts payable	1,380,728	993,558
Accrued compensation	17,568,847	23,660,070
Accrued business taxes	1,034,207	741,141
Accrued expenses	3,647,062	3,032,950
Deferred income taxes	583,584	—
Total current liabilities	26,841,859	28,583,059
Long-Term Liabilities
Long-term debt, less current maturities	2,988,923	470,109
Deferred rent, less current maturities	1,576,086	1,649,070
Total long-term liabilities	4,565,009	2,119,179
Stockholders’ Equity
Preferred stock: 1,000,000 shares authorized, no shares issued and outstanding	—	—
Common stock: $0.001 par value, 30,000,000 shares authorized, 7,321,906 shares issued, 7,132,953 and 7,110,360 shares outstanding at March 31, 2012 and December 31, 2011, respectively.	7,322	7,287
Additional paid-in capital	36,059,121	35,737,584
Accumulated deficit	(9,592,894)	(9,026,290)
Accumulated other comprehensive loss	(924,782)	(881,997)
Treasury stock at cost, 188,953 and 176,271 shares at March 31, 2012 and December 31, 2011, respectively	(1,077,300)	(998,701)
	24,471,467	24,837,883
	$55,878,335	$55,540,121
See Notes to Condensed Consolidated Financial Statements.

CTPARTNERS EXECUTIVE SEARCH INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

	Three Months Ended March 31,
	2012	2011
Revenue
Net revenue	$32,402,745	$30,481,192
Reimbursable expenses	1,022,399	1,114,706
Total revenue	33,425,144	31,595,898
Operating Expenses
Compensation and benefits	26,474,958	23,358,751
General and administrative	6,726,797	6,056,108
Reimbursable expenses	1,026,736	1,227,963
Total operating expenses	34,228,491	30,642,822
Operating (Loss) Income	(803,347)	953,076
Interest Expense	(39,302)	(10,385)
(Loss) Income Before Income Taxes	(842,649)	942,691
Income Tax Benefit (Expense)	276,045	(337,186)
Net (Loss) Income	$(566,604)	$605,505
Basic (loss) income per common share	$(0.08)	$0.08
Diluted (loss) income per common share	$(0.08)	$0.08
Basic weighted-average common shares	7,135,485	7,178,754
Diluted weighted-average common shares	7,135,485	7,568,557
See Notes to Condensed Consolidated Financial Statements.

CTPARTNERS EXECUTIVE SEARCH INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS) (UNAUDITED)

	Three Months Ended March 31,
	2012	2011
Net (Loss) Income	$(566,604)	$605,505
Other Comprehensive (Loss) Income, net of tax
Foreign currency translation adjustments	(42,785)	177,493
Other	—	40,788
Other Comprehensive (Loss) Income	(42,785)	218,281
Comprehensive (Loss) Income	$(609,389)	$823,786
See Notes to Condensed Consolidated Financial Statements.

CTPARTNERS EXECUTIVE SEARCH INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	For the Three Months Ended March 31,
	2012	2011
Cash Flows From Operating Activities
Net (loss) income	$(566,604)	$605,505
Adjustments to reconcile net (loss) income to net cash used in operating activities
Depreciation and amortization	404,041	293,832
Share-based compensation	321,574	495,718
Amortization of discount on seller note	42,629	—
Amortization of post-combination compensation	1,525,180	—
Deferred income taxes	(261,931)	(403,557)
Changes in operating assets and liabilities, net of effects of acquired business:
Accounts receivable, net	(5,179,037)	(1,274,832)
Prepaid expenses	(190,877)	58,266
Income taxes receivable	10,912	(1,070,809)
Other assets and receivables	(2,316,204)	(954,207)
Accounts payable	378,274	(778,703)
Accrued compensation	(6,254,189)	1,900,450
Accrued business taxes	273,875	(155,676)
Accrued expenses	523,033	(693,452)
Deferred rent	(25,314)	7,542
Net cash used in operating activities	(11,314,638)	(1,969,923)
Cash Flows From Investing Activities
Acquisition of a business	(3,046,563)	—
Purchase of leasehold improvements and equipment	(59,589)	(1,184,296)
Net cash used in investing activities	(3,106,152)	(1,184,296)
Cash Flows From Financing Activities
Payments on long-term debt	(38,423)	(68,220)
Repurchase of common stock	(78,599)	—
Net cash used in financing activities	(117,022)	(68,220)
Net decrease in cash	(14,537,812)	(3,222,439)
Effect of foreign currency on cash	(109,364)	35,346
Cash:
Beginning	21,830,120	24,030,543
Ending	$7,182,944	$20,843,450
Supplemental Disclosure of Noncash Investing Activities

Acquisition of Latin America Business
Identifiable assets acquired	$2,831,596
Goodwill	214,967
Post-combination compensation arrangement	7,190,134
Aggregate purchase price per purchase agreement	$10,236,697
Cash paid for compensation arrangement	$(2,203,437)
Note payable issued for post-combination compensation arrangement	(4,986,697)
Cash Paid for Acquisition of a Business	$3,046,563
See Notes to Condensed Consolidated Financial Statements.

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
The interim financial statements contained in this report should be read in conjunction with the audited consolidated financial statements and footnotes presented in our Form 10-K filing for the year ended December 31, 2011.
As a result of the acquisition of its Latin America licensee, the Company recorded initial goodwill of approximately $214,967. Goodwill represents the excess of the purchase price over the fair value of assets acquired and liabilities assumed, if any. The goodwill impairment test compares the fair value of a reporting unit with its carrying amount, including goodwill. If the carrying amount of a reporting unit exceeds its fair value, goodwill of the reporting unit would be considered impaired. To measure the amount of the impairment loss, the implied fair value of a reporting unit’s goodwill is compared to the carrying amount of that goodwill. The implied fair value of goodwill is determined in the same manner as the amount of goodwill recognized in a business combination. If the carrying amount of a reporting unit’s goodwill exceeds the implied fair value of that goodwill, an impairment loss is recognized in an amount equal to that excess. For this test, the fair value of Company’s relevant reporting unit is determined using a combination of valuation techniques, including a discounted cash flow methodology. As the goodwill was recorded as of January 2, 2012, annual impairment tests will commence in the fourth quarter of 2012.
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
Other comprehensive income (loss) primarily consists of foreign currency translation gains and losses, net of income tax effects.

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

CTPARTNERS EXECUTIVE SEARCH INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Note 1. Basis of Presentation (continued)

Restatement

The Company has restated its condensed consolidated financial statements as of March 31, 2012 to correct the accounting for the acquisition of CTPartners Latin America, completed on January 2, 2012.

On March 15, 2013, the Company concluded it should correct its accounting related to the Company's acquisition of CTPartners Latin America. The Company initially allocated the entire purchase price to the assets and liabilities acquired in the transaction, and goodwill. Upon further evaluation of the contracts associated with acquisition, the Company concluded that a portion of the purchase price should be accounted for as compensation expense for post-combination services. The purchase agreement provides that the selling shareholders are required to pay to the Company up to the aggregate amount of $7.2 million if their employment terminates prior to the 36-month anniversary of the closing of the transaction.
Financial Accounting Standards Codification Topic 805 “Business Combinations” (“ASC 805”) states that a contingent consideration arrangement in which the payments are automatically forfeited if employment terminates is compensation for post-combination services, which must be recognized over the measurement period of the contingent payment. As a result of this provision, the Company restated its financial statements to account for the portion of purchase price contingent upon employment as compensation, recognized over the requisite service period using the graded-vesting amortization method.

The following tables summarize the adjustments made to the previously reported balance sheets, statements of operations and statements of cash flow:

March 31, 2012
Selected balance sheet information

	As Previously Reported	Effect of Restatement	As Restated
Assets
Deferred income taxes	$1,505,726	$(1,505,726)	$—
Income taxes receivable	1,581,802	(152)	1,581,650
Other assets	1,298,190	4,793,423	6,091,613
Leasehold improvements and equipment, net	4,224,622	1,778	4,226,400
Goodwill	7,406,879	(7,191,912)	214,967
Other assets	1,820,934	933,531	2,754,465
Deferred income taxes	655,899	2,638,106	3,294,005
Total assets	$56,209,287	$(330,952)	$55,878,335

Liabilities and stockholders' equity
Deferred income taxes	$—	$583,584	$583,584
Accumulated deficit	(8,678,358)	(914,536)	(9,592,894)
Total liabilities and stockholders' equity	$56,209,287	$(330,952)	$55,878,335

Selected statement of operations information

	For the Three Months Ending March 31, 2012
	As Previously Reported	Effect of Restatement	As Restated
Compensation and benefits	$24,949,778	$1,525,180	$26,474,958
General and administrative	6,788,797	(62,000)	6,726,797
Income tax (expense) benefit	(272,599)	(548,644)	276,045
Net income (loss)	$347,932	$914,536	$(566,604)

CTPARTNERS EXECUTIVE SEARCH INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Note 1. Basis of Presentation (continued)

Selected condensed consolidated statements of comprehensive income (loss) information:

	For the Three Months Ending March 31, 2012
	As Previously Reported	Effect of Restatement	As Restated
Net Income (loss)	$347,932	$(914,536)	$(566,604)
Comprehensive Income (loss)	305,147	(914,536)	(609,389)

Selected statement of cash flows information

	As Previously Reported	Effect of Restatement	As Restated
Cash Flows from Operating Activities
Net income	$347,932	$(914,536)	$(566,604)
Amortization of post combination compensation	—	1,525,180	1,525,180
Payment of post combination compensation	—	(2,203,437)	(2,203,437)
Deferred income taxes	286,865	(548,796)	(261,931)
Income taxes receivable	10,760	152	10,912
Other assets and receivables	(50,767)	(62,000)	(112,767)
Cash Flows from Investing Activities
Acquisition of a business	(5,250,000)	2,203,437	(3,046,563)
Net decrease in cash	$(14,537,812)	$—	$(14,537,812)

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
The assets acquired are recognized at fair value. No liabilities were assumed in the transaction. The aggregate purchase price in the agreement was $10,236,697 which was paid in cash and the issuance of a non-interest seller note for $5.250 million which has been discounted by the Company in the amount of $263,303. This amount is due in equal installments of $2.625 million each on January 2, 2013 and January 2, 2014 respectively. The seller note is subordinated to any borrowing on the Company’s revolving credit facility. A portion of the total purchase price was contingent upon the continued employment of certain key employees. The purchase agreement provides that the selling shareholders are required to repay to the company up to the aggregate amount of $7,190,134 if their employment terminates prior to the 36-month anniversary of the closing of the transaction. Therefore, the contingent portion of the purchase price is accounted for as compensation for post-combination services, and recognized over three years using the graded vesting method. After accounting for a portion of the purchase price as post-combination compensation, the fair value of the consideration allocation to the assets and liabilities acquired was $3,046,563. Post-combination compensation expense of $1,525,180 is included in the results of operations for the three months ended March 31, 2012.
The Company also incurred acquisition related costs of approximately $400,000, which were recorded as general and administrative expenses in the consolidated statements of operations during the fourth quarter of 2011 and during the first quarter of 2012.

CTPARTNERS EXECUTIVE SEARCH INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Note 2. Acquisition of Latin America Business (continued)

The following table summarizes the contingent consideration and the fair value of the assets acquired at the acquisition date:

Consideration:
Cash	$5,250,000
Seller note payable	4,986,697
Post-combination deferred compensation	(7,190,134)
$3,046,563
Recognized amounts of identifiable assets acquired:
Leasehold improvements and equipment	$131,596
Intangible assets	2,700,000
Total identifiable net assets acquired	2,831,596
Goodwill	214,967
$3,046,563
Post-combination deferred compensation is included in Other Assets in the Company's consolidated balance sheet.
Goodwill of $214,967 arising from the acquisition consists mainly of the synergies of an ongoing, retained executive search business which operates as a cooperative group in seven Latin American countries, a consistent brand message, and an experienced, assembled workforce. The post-combination deferred compensation and goodwill relating to the Company’s Latin America reporting unit, is fully deductible for federal income tax purposes.
The fair value of the identifiable intangible assets are measured based upon significant inputs that are not observable in the market, and therefore are based on Level 3 inputs as defined by the FASB guidance, Fair Value Measurements and Disclosures. The fair value was provided by an independent valuation expert; key assumptions included (a) management’s projections of future cash flows based upon past experience and future expectations and (b) a weighted-average discount rate of 18.9 percent.

The fair value assigned to identifiable intangible assets and their useful lives at the acquisition date is as follows:

	Amount	Useful Life
Customer relationships	$2,480,000	10 years
Developed technology	220,000	10 years
	$2,700,000
The weighted-average useful life of total amortizable intangible assets acquired is ten years.
The total revenues and net loss attributable to the acquisition, since the acquisition date, included in the consolidated statements of operations for the three months ended March 31, 2012 were $2,953,851 and $387,613, respectively.
The amounts of pro forma, unaudited total revenues and net income of the combined entity had the acquisition date been January 1, 2011, is as follows:

	Total Revenues	Net Income
Supplemental pro forma for January 1, 2011 – March 31, 2011	$34,145,000	$(154,921)
The supplemental pro forma revenue and income information has been adjusted for certain non-recurring expenses of approximately $450,000 relating to management compensation and approximately $157,000 of royalties earned from CTPartners Latin America Inc., and to include $1,024,921, net of tax, of post-combination compensation expense.

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
Note 5. Share Repurchase Program
On January 19, 2012, the Company’s Board of Directors authorized a second share repurchase program to acquire up to $1.0 million of the Company’s outstanding shares of common stock in open-market, privately negotiated transactions and block trades. The share repurchase program extends the previous program which was authorized in August 2011. As of March 31, 2012, 12,682 shares had been repurchased at a cost of $78,599. The cumulative amount used to repurchase shares as of March 31, 2012 was $1,077,300.

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

Note 7. Leasehold Improvements and Equipment
The components of the leasehold improvements and equipment as of March 31, 2012 and December 31, 2011, are as follows:

	March 31, 2012	December 31, 2011
Leasehold improvements	$3,258,369	$3,133,511
Office furniture, fixtures, and equipment	2,710,139	2,627,058
Computer equipment and software	4,475,536	4,393,904
	10,444,044	10,154,473
Accumulated depreciation and amortization	(6,217,644)	(5,821,608)
	$4,226,400	$4,332,865
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

CTPARTNERS EXECUTIVE SEARCH INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Note 10. Enterprise Geographic Concentrations (continued)
The revenue, operating income (loss), depreciation and amortization, and capital expenditures, by region, for the three months ended March 31, 2012 and 2011 are as follows:

	2012	2011
Revenue:
North America	$20,123,089	$18,642,247
EMEA	6,721,946	8,462,925
Asia Pacific	2,603,859	3,376,020
Latin America	2,953,851	—
Net revenue before reimbursements	32,402,745	30,481,192
Reimbursements	1,022,399	1,114,706
Total	$33,425,144	$31,595,898
Operating income (loss):
North America	$3,238,290	$2,286,761
EMEA	(476,254)	1,814,844
Asia Pacific	411,000	18,627
Latin America	(830,213)	—
Global Operations Support	(3,146,170)	(3,167,156)
Total	$(803,347)	953,076
Depreciation and amortization:
North America	$127,775	$114,743
EMEA	72,160	83,645
Asia Pacific	41,764	27,807
Latin America	87,577	—
Global Operations Support	74,765	67,637
Total	$404,041	$293,832
Capital expenditures:
North America	$5,501	$881,108
EMEA	6,320	98,019
Asia Pacific	3,652	49,111
Latin America	31,196	—
Global Operations Support	12,920	156,058
Total	$59,589	$1,184,296

CTPARTNERS EXECUTIVE SEARCH INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Note 10. Enterprise Geographic Concentrations (continued)

Identifiable assets by geographic concentrations are as follows:

	March 31, 2012	December 31, 2011
Identifiable assets:
North America	$16,519,868	$38,049,259
EMEA	11,589,753	12,143,142
Asia Pacific	4,768,470	4,491,980
Latin America	19,291,084	—
Global Operations Support	861,693	855,740
Total	$53,030,868	$55,540,121
Goodwill and other intangible assets, net:
Latin America	$2,847,467	$—
Total	$2,847,467	$—

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
Overview
On January 2, 2012, we acquired our Latin America licensee for $10.2 million consisting of an initial cash payment of $5.25 million and a non-interest bearing seller note for $5.25 million which has been discounted by the Company in the amount of $263,303. As further described in Note 2 to the condensed consolidated financial statements, $7.2 million of the contingent consideration was accounted for as post-compensation compensation, which will be amortized over 36 months. Management’s discussion and analysis includes the searches engaged to be performed by our Latin American offices and the resulting net revenues, expenses and cash flows for the period beginning January 1, 2012. For periods prior to January 1, 2012, we disclose the results of our then Latin America licensee separately.
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
Operating income decreased $1.8 million to an operating loss of $803,000 for the three-month period ended March 31, 2012, compared to operating income of $953,000 for the three-month period ended March 31, 2011. Excluding certain non-recurring charges, operating income decreased by $293,000, to $722,000 for the three-month period ended March 31, 2012. The decrease primarily reflects an increase in net revenues of $1.9 million offset by a $3.1 million increase in compensation and benefits expense and a $671,000 increase in general and administrative expenses.

Adjusted Performance Measure, Excluding Certain Non-Recurring Charges
Data presented below is a non-GAAP measure, and excludes certain non-recurring charges. Management utilizes this information to measure performance, and believes it more appropriately reflects the results of ongoing operations.

	Reconciliation of Non-GAAP Measures to Net Income for the Three Months Ended (Unaudited)
	March 31, 2012			March 31, 2011
	Results of Operations	Effect of Adjustment	Adjusted Results of Operations (1)	Results of Operations	Effect of Adjustment	Adjusted Results of Operations (1)
Revenue
Net revenue	$32,402,745	$—	$32,402,745	$30,481,192	$—	$30,481,192
Reimbursable expenses	1,022,399	0	1,022,399	1,114,706	0	1,114,706
Total revenue	33,425,144	0	33,425,144	31,595,898	0	31,595,898
Operating expenses
Compensation and benefits	26,474,958	1,525,180	24,949,778	23,358,751	0	23,358,751
General and administrative	6,726,797	0	6,726,797	6,056,108	0	6,056,108
Reimbursable expenses	1,026,736	0	1,026,736	1,227,963	0	1,227,963
Total Operating Expenses	34,228,491	1,525,180	32,703,311	30,642,822	0	30,642,822
Operating (loss) income	(803,347)	(1,525,180)	721,833	953,076	0	953,076
Interest (expense) income, net	(39,302)	0	(39,302)	(10,385)	0	(10,385)
(Loss) income before income taxes	(842,649)	(1,525,180)	682,531	942,691	0	942,691
Income tax benefit (expense)	276,045	571,892	$(295,847)	(337,186)	0	(337,186)
Net (loss) income	$(566,604)	$(953,288)	$386,684	$605,505	$—	$605,505
Basic income per common share	$(0.08)	$(0.13)	$0.05	$0.08	$0.00	$0.08
Diluted income per common share	(0.08)	(0.13)	0.05	0.08	0.00	$0.08

(1) Adjusted result is a non-GAAP financial measure that excludes post-combination compensation charges of $1,525,180 ($953,288, net of tax). No post-combination compensation charges were incurred during the three months ended March 31, 2011.

Use of non-GAAP measures: The tables above contain selected financial information calculated other than in accordance with U.S. Generally Acceptable Accounting Principles (“GAAP”). We define adjusted results of operations as follows:

•	Adjusted operating income is defined as operating income adjusted to exclude post-combination compensation charges.

•	Adjusted net income is defined as net income adjusted to exclude post-combination compensation charges, net of tax effect.

•	Adjusted basic and diluted earnings per share are calculated by adjusting the numerator by the amount of the post-combination compensation charges, net of tax effect.

Results of Operations
The following table summarizes, for the periods indicated, our results of operations as a percentage of net revenue:

	Three Months Ending March 31,
	2012	2011
Revenue:
Net revenue	100.0%	100.0%
Reimbursable expenses	3.2	3.7
Total revenue	103.2	103.7
Operating Expenses:
Compensation and benefits	81.7	76.6
General and administrative	20.8	19.9
Reimbursable expenses	3.1	4.0
Total operating expenses	105.6	100.5
Operating income	(2.4)	3.2
Net interest expense	(0.1)	—
Income before income taxes	(2.5)	3.2
Income tax benefit (expense)	0.8	(1.1)
Net income	(1.7)%	2.1%
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
Compensation and Benefits Expenses. Compensation and benefits expense increased $3.1 million, or 13.3%, to $26.5 million for the three-month period ended March 31, 2012 from $23.4 million for the three-month period ended March 31, 2011. As a percentage of net revenue, compensation and benefits increased to 81.7% in 2012 from 76.6% in 2011. Excluding the post-combination compensation charges of $1.5 million, compensation and benefits expense increased to 77.0% of net revenue in 2012, compared to 76.6% in 2011.
The $3.1 million increase in compensation and benefits expense is principally due to accounting for a portion of contingent purchase consideration as post-combination compensation. The remainder of the difference is comprised of an increase of $1.7 million due to the addition of our Latin America operation, offset by a $100,000 decrease from all other locations. The $1.7 million increase from Latin America was comprised of a $1.1 million increase in consultant compensation and benefits expense which was the direct result of the $2.8 million of net revenues generated by our 16 Latin America search consultants and a $600,000 increase in non-consultant compensation and benefits expense due to the addition of 68 support staff from the Latin America acquisition.
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

General and Administrative Expenses. General and administrative expenses increased to $6.7 million, or 20.8% of net revenue for the three-month period ended March 31, 2012, from $6.0 million, or 19.9% of net revenue for the three-month period ended March 31, 2011. The increase in general and administrative expenses was primarily the result of the inclusion of $600,000 of operating expenses from our Latin America offices, and a $130,000 increase in occupancy costs in our Hong Kong, Shanghai and Singapore offices.
Operating Income. Operating income for the quarter ended March 31, 2012 decreased $1.8 million to a loss of $803,000, compared to operating income of $953,000 for the three-month period ended March 31, 2011. Excluding certain non-recurring charges, adjusted operating income decreased by $231,000 to operating income of $722,000. The $1.8 million decrease primarily reflects an increase in net revenues of $1.9 million offset by a $3.1 million increase in compensation and benefits expense which includes $1.5 million of post-combination compensation charges, and a $671,000 increase in general and administrative expenses. The net revenues and operating loss attributable to the Latin America acquisition since the acquisition date, included in the consolidated statement of operations for the three months ended

March 31, 2012, were $3.0 million and $830,000 respectively. Excluding the post-combination compensation expense charge, Latin America contributed $632,967 of operating income.
Net Interest Expense. Net interest expense increased to $39,000 for the three-month period ended March 31, 2012 compared to $10,000 for the three-month period ended March 31, 2011. The increase in net interest expense is principally due to a $43,000 increase in imputed interest expense related to the seller note for the Latin America acquisition.
Income Before Taxes and Income Tax Expense. For the three-month period ended March 31, 2012, we reported a loss before income taxes of $843,000 and an income tax benefit of $276,000, compared to income before income taxes of $943,000 and income tax expense of $337,000 for the three-month period ended March 31, 2011. The increase in income tax benefit is primarily due to a $1.8 million increase in loss before income taxes. The Company's effective income tax rate for the first quarter of 2012 was 32.8%.
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
The following table summarizes our cash flow for the periods shown:

	Three months Ended March 31,
	2012	2011
Net cash used in operating activities	$(11,314,638)	$(1,969,923)
Net cash used in investing activities	(3,106,152)	(1,184,296)
Net cash used in financing activities	(117,022)	(68,220)
Net decrease in cash	$(14,537,812)	$(3,222,439)
Cash. Cash at March 31, 2012 was $7.2 million, as compared to $20.8 million at March 31, 2011. The decrease in cash principally reflects an increase in cash used in operating activities of $9.3 million including $4.5 million used to accelerate the payment of consultant bonuses for income tax planning purposes, an increase of cash used in investing activities of $3.0 million related to the purchase of our Latin America licensee offset by a decrease of capital expenditures of $1.0 million, and a slight increase in cash used in financing.
Cash Flow from Operating Activities. Cash used in operating activities was $11.3 million in the three-month period ended March 31, 2012, compared to cash used in operating activities of $2.0 million in the three-month period ended March 31, 2011. The $9.3 million increase in cash used in operating activities is primarily due to a decrease in accrued compensation of $8.2 million including the aforementioned $4.5 million used to accelerate the payment of consultant bonuses for income tax planning purposes, a decrease in receivables of $3.9 million, a decrease in deferred compensation related to post-combination compensation of $700,000, offset by an increase in accrued expenses of $2.9 million.
Cash from Investing Activities. For the three-month period ended March 31, 2012, cash used in investing activities was $3.1 million million compared to $1.2 million for the three-month period ended March 31, 2011. The increase was due to the acquisition of our Latin America licensee for $3.0 million offset by a decrease of $1.0 million in capital expenditures.
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
As of March 31, 2012, we carried out an evaluation, under the supervision and with the participation of our management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. At the time that our Quarterly Report on Form 10-Q for the quarterly period ending March 31, 2012 was filed on May 10, 2012, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective as of March 31, 2012. Subsequent to that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as a result of the material weakness discussed below, the Company's disclosure controls and procedures were not effective as of March 31, 2012.
A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company's annual or interim financial statements will not be prevented or detected on a timely basis.
The Company did not maintain an effective financial reporting process to prepare financial statements in accordance with U.S. GAAP. Specifically, the Company did not recognize consideration contingent on future employment of selling shareholders as a post-combination compensation expense in its acquisition on Latin America subsidiary, completed on January 2, 2012. This matter was discovered subsequent to December 31, 2012, and as a result, the Company restated its previously issued interim financial statements for 2012.
The Company intends to remediate the material weakness in the internal control over financial reporting identified above by adding additional controls over acquisition accounting, specifically, contract interpretation and application of accounting principles.
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
On January 19, 2012, the Company’s Board of Directors authorized a new share repurchase program to acquire up to $1.0 million of the Company’s outstanding shares of common stock in open-market and privately negotiated transactions and block trades. The new share repurchase program extends the previous program which was authorized in August 2011. As of March 31, 2012, 11,000 shares had been repurchased at a cost of $78,599.
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
Date: March 29, 2013