Form 10-Q/A
period 2012-06-30
CTPARTNERS EXECUTIVE SEARCH INC.
filed 2013-03-29
CIK 1439199

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
_____________________________
FORM 10-Q/A
Amendment No. 1
_______________________

x	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For quarterly period ended June 30, 2012
OR

¨	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
Commission File No. 001-34993
 _____________________________
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
_____________________________
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    x  Yes    ¨  No
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulations S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    x Yes    ¨  No
Indicate by checkmark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definition of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one)

Large Accelerated Filer	¨	Accelerated Filer	¨	Non-Accelerated Filer	¨	Smaller Reporting Company	x
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    ¨  Yes    x  No
The number of the registrant’s common shares outstanding as of June 30, 2012 was 7,163,195

Explanatory Note

CTPartners Executive Search Inc. ("CTPartners” or the “Company”) is filing this amendment (the "Form 10-Q/A") to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2012 (the "Form 10-Q"), originally filed with the U.S. Securities and Exchange Commission on August 9, 2012. This form 10-Q/A is being filed to i) amend and restate the interim financial statements and related disclosures in Item 1. Condensed Consolidated Financial Statements, and ii) amend the disclosures in Item 2. Management's Discussion and Analysis of Financial Conditions and Results of Operations, and iii) amend Item 4. Controls and Procedures.

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

CTPARTNERS EXECUTIVE SEARCH INC. AND SUBSIDIARIES

Item #	Description	Page

PART I. Financial Information

Item 1.	Condensed Consolidated Financial Statements
	Condensed Consolidated Balance Sheets as of June 30, 2012 and December 31, 2011 (unaudited)	1
	Condensed Consolidated Statements of Operations for the three and six months ended June 30, 2012 and 2011 (unaudited)	2
	Condensed Consolidated Statements Of Comprehensive Income (loss) for the three and six months ended June 30, 2012 and 2011 (unaudited)	3
	Condensed Consolidated Statements of Cash Flows for the six months ended June 30, 2012 and 2011 (unaudited)	4
	Notes to Condensed Consolidated Financial Statements (unaudited)	5-14
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	15-21
Item 4.	Controls and Procedures	22

Part II. Other Information

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	23
Item 6.	Exhibits	24
	Signatures	25
EX - 31.1 Chief Executive Officer Certification pursuant to Rule 13a-14(a) under the Exchange Act
EX - 31.2 Chief Financial Officer Certification pursuant to Rule 13a-14(a) under the Exchange Act
EX - 32.1 Certification of Chief Executive Officer pursuant to 18 U.S.C Section 1350
EX- 32.2 Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350
EX - 101 INSTANCE DOCUMENT
EX - 1 SCHEMA DOCUMENT
EX - 101 CALCULATION LINKBASE DOCUMENT
EX - 101 LABELS LINKBASE DOCUMENT
EX - 101 PRESENTATION LINKBASE DOCUMENT

PART I. Financial Information

Item 1. Condensed Consolidated Financial Statements

CTPARTNERS EXECUTIVE SEARCH INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

	June 30, 2012	December 31, 2011
Assets
Current Assets
Cash	$13,792,597	$21,830,120
Accounts receivable, net	25,293,354	19,612,236
Other receivables	196,833	559,526
Prepaid expenses	2,912,287	2,394,872
Deferred income taxes	—	1,769,936
Income taxes receivable	2,068,532	1,592,562
Other	5,102,957	712,519
Total current assets	49,366,560	48,471,771
Non-current Assets
Leasehold Improvements and Equipment, net	3,902,924	4,332,865
Goodwill	214,967	—
Intangibles, net	2,565,000	—
Other Assets	2,859,511	2,056,931
Deferred Income Taxes	3,435,861	678,554
	$62,344,823	$55,540,121
Liabilities and Stockholders’ Equity
Current Liabilities
Current portion of long-term debt	$2,650,301	$155,340
Accounts payable	1,383,232	993,558
Accrued compensation	23,147,075	23,660,070
Accrued business taxes	1,410,278	741,141
Accrued expenses	4,054,947	3,032,950
Deferred income taxes	873,220	—
Total current liabilities	33,519,053	28,583,059
Long-Term Liabilities
Long-term debt, less current maturities	2,968,257	470,109
Deferred rent, less current maturities	1,501,543	1,649,070
Total long-term liabilities	4,469,800	2,119,179
Stockholders’ Equity
Preferred stock: 1,000,000 shares authorized, no shares issued and outstanding	—	—
Common stock: $0.001 par value, 30,000,000 shares authorized, 7,363,101 shares issued; 7,163,195 and 7,110,360 shares outstanding at June 30, 2012 and December 31, 2011, respectively.	7,362	7,287
Additional paid-in capital	36,670,769	35,737,584
Accumulated deficit	(9,916,456)	(9,026,290)
Accumulated other comprehensive loss	(1,257,731)	(881,997)
Treasury stock, at cost 199,906 and 176,271 shares at June 30, 2012 and December 31, 2011, respectively.	(1,147,974)	(998,701)
	24,355,970	24,837,883
	$62,344,823	$55,540,121
See Notes to Condensed Consolidated Financial Statements.

CTPARTNERS EXECUTIVE SEARCH INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Revenue
Net revenue	$33,754,266	$33,084,669	$66,157,011	$63,565,860
Reimbursable expenses	1,169,007	1,321,617	2,191,406	2,436,323
Total Revenue	34,923,273	34,406,286	68,348,417	66,002,183
Operating Expenses
Compensation and benefits	26,889,579	25,548,189	53,364,537	48,906,941
General and administrative	7,083,682	6,514,538	13,810,480	12,570,645
Reimbursable expenses	1,318,366	1,284,869	2,345,102	2,512,832
Total operating expenses	35,291,627	33,347,596	69,520,119	63,990,418
Operating (Loss) Income	(368,354)	1,058,690	(1,171,702)	2,011,765
Interest (expense) income, net	(40,324)	6,919	(79,626)	(3,466)
(Loss) Income Before Income Taxes	(408,678)	1,065,609	(1,251,328)	2,008,299
Income tax expense	85,117	(412,126)	361,162	(749,312)
Net (Loss) Income	$(323,561)	$653,483	$(890,166)	$1,258,987
Basic income (loss) per common share	$(0.05)	$0.09	$(0.12)	$0.18
Diluted income (loss) per common share	$(0.05)	$0.09	$(0.12)	$0.17
Basic weighted-average common shares	7,151,227	7,183,163	7,143,380	7,180,957
Diluted weighted-average common shares	7,151,227	7,551,020	7,143,380	7,548,814
See Notes to Condensed Consolidated Financial Statements.

CTPARTNERS EXECUTIVE SEARCH INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS) (UNAUDITED)

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Net Income (Loss)	$(323,561)	$653,483	$(890,166)	$1,258,987
Other Comprehensive (Loss) Income, net of tax
Foreign currency translation adjustments	(332,949)	(154,651)	(375,734)	22,842
Other	—	10,809	—	51,597
Other Comprehensive (Loss) Income	(332,949)	(143,842)	(375,734)	74,439
Comprehensive Income (Loss)	$(656,510)	$509,641	$(1,265,900)	$1,333,426
See Notes to Condensed Consolidated Financial Statements.

CTPARTNERS EXECUTIVE SEARCH INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	For the Six Months Ended June 30,
	2012	2011
Cash Flows From Operating Activities
Net (loss) income	$(890,166)	$1,258,987
Adjustments to reconcile net (loss) income to net cash used in operating activities
Depreciation and amortization	793,449	603,752
Share-based compensation	558,263	1,042,289
Amortization of discount on seller note	86,115	—
Amortization of post combination compensation	3,050,360	—
Deferred income taxes	(114,151)	527,101
Changes in operating assets and liabilities, net of effects of acquired business
Accounts receivable, net	(5,701,917)	(5,841,145)
Prepaid expenses	(460,076)	(715,286)
Income taxes receivable	(475,970)	(1,172,649)
Other assets and receivables	(2,970,088)	(1,766,347)
Accounts payable	396,431	(780,957)
Accrued compensation	(151,840)	4,706,041
Accrued business taxes	709,171	(250,373)
Accrued expenses	985,432	(1,050,258)
Deferred rent	(56,618)	159,343
Net cash used in operating activities	(4,241,605)	(3,279,502)
Cash Flows From Investing Activities
Acquisition of a business	(3,046,563)	—
Purchase of leasehold improvements and equipment	(96,936)	(1,476,568)
Net cash used in investing activities	(3,143,499)	(1,476,568)
Cash Flows From Financing Activities
Payments on long-term debt	(79,703)	(105,866)
Repurchase of common stock	(137,516)	—
Net cash used in financing activities	(217,219)	(105,866)
Net decrease in cash	(7,602,323)	(4,861,936)
Effect of foreign currency on cash	(435,200)	(213,485)
Cash:
Beginning	21,830,120	24,030,543
Ending	$13,792,597	$18,955,122
Supplemental Disclosure of Noncash Financing Activities
Treasury stock (1,682 shares) acquired in lieu of shareholder receivable	$(11,757)	$—
Employee discount stock purchase award in lieu of cash compensation	375,000	$—
Supplemental Disclosure of Noncash Investing Activities
Acquisition of Latin America
Identifiable assets acquired	$2,831,596	$—
Goodwill	214,967	—
Post-combination compensation arrangement	7,190,134	—
Aggregate purchase price per purchase agreement	$10,236,697	$—
Cash paid for compensation arrangement	$(2,203,437)	$—
Note payable issued for post-combination compensation arrangement	(4,986,697)	$—
Cash Paid for Acquisition of a Business	$3,046,563	$—
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
Goodwill - As a result of the acquisition of its Latin America licensee, the Company recorded initial goodwill of $214,967. Goodwill represents the excess of the purchase price over the fair value of assets acquired and liabilities assumed, if any. The goodwill impairment test compares the fair value of a reporting unit with its carrying amount, including goodwill. If the carrying amount of a reporting unit exceeds its fair value, goodwill of the reporting unit would be considered impaired. To measure the amount of the impairment loss, the implied fair value of a reporting unit’s goodwill is compared to the carrying amount of that goodwill. If the carrying amount of a reporting unit’s goodwill exceeds the implied fair value of that goodwill, an impairment loss is indicated. For this test, the fair value of the Company’s relevant reporting unit is determined using a combination of valuation techniques, including a discounted cash flow methodology. Since the goodwill from the Latin American acquisition was recorded as of January 2, 2012, annual impairment tests will commence in the fourth quarter of 2012. As of June 30, 2012, there were no indicators of impairment with respect to the Company’s goodwill.
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
Other Comprehensive Loss - Other comprehensive loss primarily consists of foreign currency translation gains and losses, net of income tax effects.

The components of accumulated other comprehensive loss, net of tax, are as follows:

	June 30, 2012	December 31, 2011
Foreign currency translation adjustment	$(1,172,411)	$(796,676)
Other	(85,320)	(85,321)
Accumulated other comprehensive loss	$(1,257,731)	$(881,997)
Fair Value - The Company measures the fair values of its financial instruments in accordance with accounting guidance that defines fair value, provides guidance for measuring fair value and requires certain disclosures. The guidance also discusses valuation techniques, such as

CTPARTNERS EXECUTIVE SEARCH INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANANCIAL STATEMENTS (UNAUDITED)

Note 1. Basis of Presentation (continued)

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

Restatement - The Company has restated its condensed consolidated financial statements as of June 30, 2012 to correct the accounting for the acquisition of CTPartners Latin America, completed on January 2, 2012.

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
Financial Accounting Standards Codification Topic 805 “Business Combinations” (“ASC 805”) states that a contingent consideration arrangement in which the payments are automatically forfeited if employment terminates is compensation for post-combination services, which must be recognized over the measurement period of the contingent payment. As a result of this provision, the Company restated its financial statements to account for a portion of purchase price contingent upon employment as compensation, recognized over requisite service period using the graded-vesting amortization method.

The following tables summarize the adjustments made to the previously reported balance sheets, statements of operations and statements of cash flow:

June 30, 2012
Selected balance sheet information

CTPARTNERS EXECUTIVE SEARCH INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANANCIAL STATEMENTS (UNAUDITED)

Note 1. Basis of Presentation (continued)

	As Previously Reported	Effect of Restatement	As Restated
Assets
Current deferred income taxes	611,765	(611,765)	—
Income taxes receivable	2,029,254	39,278	2,068,532
Other assets	1,616,831	3,486,126	5,102,957
Leasehold improvements and equipment, net	3,901,146	1,778	3,902,924
Goodwill	7,406,879	(7,191,912)	214,967
Other assets	2,081,863	777,648	2,859,511
Long term deferred income taxes	853,284	2,582,577	3,435,861
Total assets	63,261,093	(916,270)	62,344,823

Liabilities and stockholders' equity
Accumulated deficit	(8,126,966)	(1,789,490)	(9,916,456)
Long term deferred income taxes	—	873,220	873,220
Total liabilities and stockholders' equity	63,261,093	(916,270)	62,344,823

Selected statement of operations information

	For the Three Months Ended June 30, 2012
	As Previously Reported	Effect of Restatement	As Restated
Compensation and benefits	25,364,399	1,525,180	26,889,579
General and administrative	7,145,682	(62,000)	7,083,682
Income tax (expense) benefit	(503,109)	588,226	85,117
Net income	551,393	874,954	(323,561)

	For the Six Months Ended June 30, 2012
	As Previously Reported	Effect of Restatement	As Restated
Compensation and benefits	50,314,177	3,050,360	53,364,537
General and administrative	13,934,480	(124,000)	13,810,480
Income tax (expense) benefit	(775,708)	1,136,870	361,162
Net income (loss)	899,324	1,789,490	(890,166)

Selected statement of cash flows information

CTPARTNERS EXECUTIVE SEARCH INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANANCIAL STATEMENTS (UNAUDITED)

Note 1. Basis of Presentation (continued)

	As Previously Reported	Effect of Restatement	As Restated
Cash Flows From Operating Activities
Net income (loss)	899,324	(1,789,490)	(890,166)
Amortization of post combination compensation	—	3,050,360	3,050,360
Other assets and receivables	(642,651)	(2,327,437)	(2,970,088)
Deferred income taxes	983,441	(1,097,592)	(114,151)
Income taxes receivable	(436,692)	(39,278)	(475,970)
Cash Flows from Investing Activities
Acquisition of a business	(5,250,000)	2,203,437	(3,046,563)
Net decrease in cash	(7,602,323)	—	(7,602,323)

Selected condensed consolidated statements of comprehensive income informations

	For the Three Months Ended June 30, 2012
	As Previously Reported	Effect of Restatement	As Restated
Net income	551,393	(874,954)	(323,561)
Comprehensive income	218,444	(874,954)	(656,510)

	For the Six Months Ended June 30, 2012
	As Previously Reported	Effect of Restatement	As Restated
Net income	899,324	(1,789,490)	(890,166)
Comprehensive income	523,590	(1,789,490)	(1,265,900)

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
The assets acquired are recognized at fair value. No liabilities were assumed in the transaction. The aggregate purchase price in the agreement was $10,236,697 which was paid in cash and the issuance of a non-interest bearing seller note for $5,250,000. The note has been discounted by the Company in the amount of $263,303 to reflect fair value of the note. This amount is due in equal installments of $2,625,000 each on January 2, 2013 and January 2, 2014 respectively. The seller note is subordinated to any borrowing on the Company's revolving credit facility. A portion of the total purchase price was contingent upon the continued employment of certain key employees. The purchase agreement provides that the selling shareholders are required to repay to the company up to the aggregate amount of $7,190,134 if their employment terminates prior to the 36-month anniversary of the closing of the transaction. Therefore, the contingent portion of the purchase price is accounted for as compensation for post-combination services, and recognized over three years using the graded vesting method. After accounting for a portion of the purchase price as post-combination compensation, the fair value of the consideration allocation to the assets and liabilities acquired was $3,046,563. Post-combination compensation expense of $1,525,180 and $3,050,360 for the three and six months ended June 30, 2012, respectively is included in the results of operations.
The Company also incurred acquisition related costs of $420,100, which were recorded as general and administrative expenses in the consolidated statements of operations during the fourth quarter of 2011 and during the first and second quarters of 2012.

CTPARTNERS EXECUTIVE SEARCH INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Note 2. Acquisition (continued)

The following table summarizes fair value of the consideration paid and assets acquired at the acquisition date:

Consideration:
Cash	$5,250,000
Seller note payable	4,986,697
Post-compensation compensation	(7,190,134)
3,046,563
Recognized amounts of identifiable assets acquired:
Leasehold improvements and equipment	$131,596
Intangible assets	2,700,000
Total identifiable net assets acquired	2,831,596
Goodwill	214,967
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
The total revenues and net income attributable to the acquisition, since the acquisition date, included in the consolidated statements of operations for the three and six months ended June 30, 2012 are as follows:

	Three Months Ended June 30, 2012	Six Months Ended June 30, 2012
Total Revenues	$3,113,029	$6,066,880
Net Income	$(240,087)	$(627,306)
The amounts of revenue and net income related to the acquisition that are included in our consolidated statements of operations and the pro forma financial information as if the acquisition had occurred on January 1, 2011, are presented in the following table. This pro forma information is presented for informational purposes only and is not necessarily indicative of what our actual results of operations would have been had the acquisition happened at such time.

CTPARTNERS EXECUTIVE SEARCH INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Note 2. Acquisition (continued)

Pro forma unaudited total revenues and net income of the combined entity had the acquisition date been January 1, 2011 are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Total Revenues	$34,923,000	$37,603,000	$68,348,000	$71,747,000
Net Income	$455,701	$109,403	$745,971	$(43,201)
The supplemental pro forma net income information for the three and six months ended June 30, 2011 has been adjusted to exclude certain non-recurring expenses of $450,000 and $910,000, respectively, relating to non-recurring management compensation, and to include $923,597, net of tax, and $1,708,201, net of tax, of post-combination compensation expense. Pro forma net income for the six months ended June 30, 2011 was adjusted to include total acquisition-related costs of $420,100. Pro forma net income for the three and six months ended June 30, 2012 excludes acquisition costs (before tax) of $39,200 and $157,500, respectively, and to include $113,299, net of tax, and $823,597, net of tax, of post-combination compensation expense.

Note 3. Intangibles
The following is a summary of acquired intangible assets at June 30, 2012:

	Amortizable Lives	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Customer relationships	10 years	$2,480,000	$124,000	$2,356,000
Developed technology	10 years	220,000	11,000	209,000
		$2,700,000	$135,000	$2,565,000
Note 3. Intangibles (continued)
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

CTPARTNERS EXECUTIVE SEARCH INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANANCIAL STATEMENTS (UNAUDITED)

Note 6. Basic and Diluted Earnings Per Share
A reconciliation of the amounts used in the basic and diluted earnings per share computation is shown in the following table.

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Numerator
Net (loss) income	$(323,561)	$653,483	$(890,166)	$1,258,987
Denominator
Basic weighted-average common shares	7,151,227	7,183,163	7,143,380	7,180,957
Effect of stock options and restricted stock	—	367,857	—	367,857
Diluted weighted-average common shares	7,151,227	7,551,020	7,143,380	7,548,814
Basic (loss) income per common share	$(0.05)	$0.09	$(0.12)	$0.18
Diluted (loss) income per common share	$(0.05)	$0.09	$(0.12)	$0.17

Note 7. Leasehold Improvements and Equipment
The components of the leasehold improvements and equipment as of June 30, 2012 and December 31, 2011, are as follows:

	June 30, 2012	December 31, 2011
Leasehold improvements	$3,212,016	$3,133,511
Office furniture, fixtures, and equipment	2,692,942	2,627,058
Computer equipment and software	4,480,234	4,393,904
	10,385,192	10,154,473
Accumulated depreciation and amortization	(6,482,268)	(5,821,608)
	$3,902,924	$4,332,865
Depreciation and amortization expense relating to leasehold improvements and equipment for the three and six months ended June 30, 2012 was $389,408 and $793,449, respectively, and for the three and six months ended June 30, 2011 was $309,920 and $603,752, respectively.

Note 8. Line of Credit
The Company, under the terms of its revolving credit facility, may borrow an amount equal to the lesser of $10,000,000 or the “Borrowing Base” (the Company’s eligible accounts receivable as defined in the revolving credit facility), with interest calculated at 325 basis points above the LIBOR rate as defined in the revolving credit agreement (the adjusted LIBOR rate), which was 0.243% at June 30, 2012. The Company has outstanding balances under the revolving credit facility of $0 at June 30, 2012 and December 31, 2011, respectively. Additionally, the Company had issued letters of credit related to certain office lease agreements secured by the revolving credit facility of $3,258,600 as of June 30, 2012 and December 31, 2011. Available borrowings under the revolving credit facility were $10,000,000 at June 30, 2012.

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
Certain shares are subject to clawback provisions, which require the recipient to surrender a portion of the shares if their employment with the Company terminates before a specified date, typically 3 years from date of grant. At June 30, 2012, there were no shares subject to clawback provisions.
Total share-based compensation expense subject to clawback provisions for the three and six months ended June 30, 2012 was $0, and for the three and six months ended June 30, 2011 was $157,854 and $322,702, respectively.

Note 9. Share-Based Compensation (continued)
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

A summary of the Company’s non-qualified stock option activity for the three and six months ended June 30, 2012, is presented below:

	Number of Non-qualified Stock Options	Weighted Average Exercise Price Per Share	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value
Outstanding on December 31, 2011	102,500	$5.35	—	$—
Granted	—	—	—	—
Exercised	—	—	—	—
Expired	—	—	—	—
Forfeited	—	—	—	—
Outstanding on June 30, 2012	102,500	$5.35	2.4	$5,125
Exercisable on June 30, 2012	—	$—	—	$—
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

CTPARTNERS EXECUTIVE SEARCH INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Note 10. Enterprise Geographic Concentrations (continued)

The revenue, operating income (loss), depreciation and amortization, and capital expenditures, by region, for the three and six months ended June 30, 2012 and 2011 are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Revenue:
North America	$21,365,726	$22,019,434	$41,488,815	$40,661,680
EMEA	6,707,445	8,378,655	13,429,391	16,841,580
Asia Pacific	2,568,066	2,686,580	5,171,925	6,062,600
Latin America	3,113,029	—	6,066,880	—
Net revenue before reimbursements	33,754,266	33,084,669	66,157,011	63,565,860
Reimbursements	1,169,007	1,321,617	2,191,406	2,436,323
Total	$34,923,273	$34,406,286	$68,348,417	$66,002,183
Operating income (loss):
North America	$4,039,056	$4,068,845	$7,277,345	$6,355,605
EMEA	(499,733)	(267,074)	(975,987)	1,547,770
Asia Pacific	420,123	368,924	831,123	387,551
Latin America	(894,957)	—	(1,725,170)	—
Global Operations Support	(3,432,843)	(3,112,005)	(6,579,013)	(6,279,161)
Total	$(368,354)	$1,058,690	$(1,171,702)	$2,011,765
Depreciation and amortization:
North America	$118,283	$90,196	$246,058	$204,939
EMEA	71,995	88,470	144,155	172,115
Asia Pacific	41,636	32,450	83,400	60,257
Latin America	87,043	—	174,620	—
Global Operations Support	70,451	98,804	145,216	166,441
Total	$389,408	$309,920	$793,449	$603,752
Capital expenditures:
North America	$18,869	$120,426	$24,370	$1,001,534
EMEA	4,641	70,945	10,961	168,964
Asia Pacific	(69)	77,377	3,583	126,488
Latin America	(6,057)	—	25,139	—
Global Operations Support	19,963	23,524	32,883	179,582
Total	$37,347	$292,272	$96,936	$1,476,568

CTPARTNERS EXECUTIVE SEARCH INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Note 10. Enterprise Geographic Concentrations (continued)

Identifiable assets by geographic concentrations are as follows:

	June 30, 2012	December 31, 2011
Identifiable assets:
North America	$19,699,660	$38,049,259
EMEA	11,835,195	12,143,142
Asia Pacific	5,705,202	4,491,980
Latin America	21,492,989	—
Global Operations Support	861,810	855,740
Total	$59,594,856	$55,540,121
Goodwill and other intangible assets, net:
Latin America	$2,779,967	$—
Total	$2,779,967	$—

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
Operating income decreased $1.4 million to an operating loss of $368,000 for the three-month period ended June 30, 2012 compared operating income of $1.1 million to the three-month period ended June 30, 2011. Excluding the effect of post-combination compensation expense, operating income increased by $98,000, to $1.2 million for the three-month period ended June 30, 2012. Operating income results include an increase in net revenues of $700,000 offset by an increase in compensation and benefits expense of $1.3 million and a $600,000 increase in general and administrative expenses.
Operating income decreased $3.2 million for the six-month period ending June 30, 2012, to an operating loss of $1.2 million, compared to an operation income of $2.0 million for the six-month period ended June 30, 2011. Excluding the effect of post-combination compensation expense, operating income decreased $100,000 to $1.9 million for the six-month period ended June 30, 2012. The decrease primarily reflects an increase in net revenues of $2.6 million offset by a $1.4 million increase in compensation and benefits expense and $1.4 million increase in general and administrative expenses.

Adjusted Performance Measure, Excluding Certain Non-Recurring Charges
Data presented below is a non-GAAP measure, and excludes certain non-recurring charges. Management utilizes this information to measure performance, and believes it more appropriately reflects the results of ongoing operations.

	Reconciliation of Non-GAAP Measures to Net Income for the Three Months Ended (Unaudited)
	June 30, 2012					June 30, 2011
	Results of Operations	—	Effect of Adjustment	Adjusted Results of Operations (1)		Results of Operations	Effect of Adjustment	Adjusted Results of Operations (1)
Revenue
Net revenue	$33,754,266		$—	$33,754,266		$33,084,669	$—	$33,084,669
Reimbursable expenses	1,169,007		—	1,169,007		1,321,617	—	1,321,617
Total revenue	34,923,273		—	34,923,273		34,406,286	—	34,406,286
Operating expenses
Compensation and benefits	26,889,579		1,525,180	25,364,399		25,548,189	—	25,548,189
General and administrative	7,083,682		—	7,083,682		6,514,538	—	6,514,538
Reimbursable expenses	1,318,366		—	1,318,366		1,284,869	—	1,284,869
Total Operating Expenses	35,291,627		1,525,180	33,766,447		33,347,596	—	33,347,596
Operating (loss) income	(368,354)		(1,525,180)	1,156,826		1,058,690	—	1,058,690
Interest (expense) income, net	(40,324)		—	(40,324)		6,919	—	6,919
(Loss) income before income taxes	(408,678)		(1,525,180)	1,116,502		1,065,609	—	1,065,609
Income tax benefit (expense)	85,117		613,151	(528,034)		(412,126)	—	(412,126)
Net (loss) income	$(323,561)		$(912,029)	$588,468	—	$653,483	$—	653,483
Basic income per common share	$(0.05)		$0.13	$0.08		$0.09	$—	$0.09
Diluted income per common share	$(0.05)		$0.13	$0.08		$0.09	$—	$0.09

(1) Adjusted result is a non-GAAP financial measure that excludes post-combination compensation charges of $1,525,180 ($912,029 net of tax). No post-combination compensation charges were incurred during the three months ended June 30, 2011.
Use of non-GAAP measures: The tables above contain selected financial information calculated other than in accordance with U.S. Generally Acceptable Accounting Principles (“GAAP”). We define adjusted results of operations as follows:

•	Adjusted operating income is defined as operating income adjusted to exclude post-combination compensation charges.

•	Adjusted net income is defined as net income adjusted to exclude post-combination compensation charges, net of tax effect.

•	Adjusted basic and diluted earnings per share are calculated by adjusting the numerator by the amount of the post-combination compensation charges, net of tax effect.

	Reconciliation of Non-GAAP Measures to Net Income for the Six Months Ended (Unaudited)
	June 30, 2012			June 30, 2011
	Results of Operations	Effect of Adjustment	Adjusted Results of Operations (1)	Results of Operations	Effect of Adjustment	Adjusted Results of Operations (1)
Revenue
Net revenue	$66,157,011	$—	$66,157,011	$63,565,860	$—	$63,565,860
Reimbursable expenses	2,191,406	—	2,191,406	2,436,323	—	2,436,323
Total revenue	68,348,417	—	68,348,417	66,002,183	—	66,002,183
Operating expenses
Compensation and benefits	53,364,537	3,050,360	50,314,177	48,906,941	—	48,906,941
General and administrative	13,810,480	—	13,810,480	12,570,645	—	12,570,645
Reimbursable expenses	2,345,102	—	2,345,102	2,512,832	—	2,512,832
Total Operating Expenses	69,520,119	3,050,360	66,469,759	63,990,418	—	63,990,418
Operating (loss) income	(1,171,702)	(3,050,360)	1,878,658	2,011,765	—	2,011,765
Interest (expense) income, net	(79,626)		(79,626)	(3,466)	—	(3,466)
(Loss) income before income taxes	(1,251,328)	(3,050,360)	1,799,032	2,008,299	—	2,008,299
Income tax benefit (expense)	361,162	1,185,043	(823,881)	(749,312)	—	(749,312)
Net (loss) income	$(890,166)	$(1,865,317)	$975,151	$1,258,987	$—	$1,258,987
Basic income per common share	$(0.12)	$(0.26)	$0.14	$0.18	$—	$0.18
Diluted income per common share	$(0.12)	$(0.26)	$0.14	$0.17	$—	$0.17

(1) Adjusted result is a non-GAAP financial measure that excludes post-combination compensation charges of $3,050,360 ($1,865,317 net of tax). No post-combination compensation charges were incurred during the six month ended June 30, 2011.
Use of non-GAAP measures: The tables above contain selected financial information calculated other than in accordance with U.S. Generally Acceptable Accounting Principles (“GAAP”). We define adjusted results of operations as follows:

•	Adjusted operating income is defined as operating income adjusted to exclude post-combination compensation charges.

•	Adjusted net income is defined as net income adjusted to exclude post-combination compensation charges, net of tax effect.

•	Adjusted basic and diluted earnings per share are calculated by adjusting the numerator by the amount of the post-combination compensation charges, net of tax effect.

Results of Operations
The following table summarizes, for the periods indicated, our results of operations as a percentage of net revenue:

	Three Months Ended June 30		Six Months Ended June 30
	2012	2011	2012	2011
Revenue:
Net revenue	100.0%	100.0%	100.0%	100.0%
Reimbursable expenses	3.5%	4.0%	3.3%	3.8%
Total revenue	103.5%	104.0%	103.3%	103.8%
Operating Expenses:
Compensation and benefits	79.7%	77.2%	80.6%	76.9%
General and administrative	21.0%	19.7%	20.9%	19.8%
Reimbursable expenses	3.9%	3.9%	3.5%	3.9%
Total operating expenses	104.6%	100.8%	105.0%	100.6%
Operating income	(1.1)%	3.2%	(1.7)%	3.2%
Net interest expense	(0.1)%	—%	(0.1)%	—%
Income before income taxes	(1.2)%	3.2%	(1.8)%	3.2%
Income tax expense	0.2%	(1.2)%	0.5%	(1.2)%
Net income	(1.0)%	2.0%	(1.3)%	2.0%
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

Compensation and Benefits Expenses. Compensation and employee benefits expense increased $1.3 million, or 5.3%, to $26.9 million for the three-month period ended June 30, 2012 from $25.6 million for the three-month period ended June 30, 2011. As a percentage of net revenue, compensation and benefits increased to 79.7% for the three-month period ended June 30, 2012 compared to 77.2% for the three-month period ended June 30, 2011. Excluding the post-combination compensation expense of $1.5 million, compensation and benefits expense decreased to 75.1% of net revenue in 2012, compared to 77.2% in 2011.
The $1.3 million increase in compensation and benefits expense is principally due to accounting for a portion of contingent purchase consideration as post-combination compensation. The remainder of the difference is comprised of an increase of $3.5 million from our Latin America operation, offset by a $2.2 million decrease from all other locations. The $3.5 million increase from Latin America was comprised of a $1.3 million increase in consultant compensation and benefits expense which was the direct result of the $3.1 million of net revenues generated by our 16 Latin America search consultants and a $600,000 increase in non-consultant compensation and benefits expense due to the addition of 68 support staff from the Latin America acquisition.
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
General and Administrative Expenses. General and administrative expenses increased to $7.1 million, or 21.0% of net revenue for the three-month period ended June 30, 2012, from $6.5 million, or 19.7% of net revenue for the three-month period ended June 30, 2011. The increase in general and administrative expenses was primarily the result of the inclusion of $500,000 of operating expenses from our Latin America offices.
Operating Income. Operating income for the three months ended June 30, 2012 decreased $1.4 million to a loss of $368,000 compared to operating income of $1.1 million for the three months ended June 30, 2011. Excluding certain non-recurring charges, adjusted operating income increased by $98,000 to an operating loss of $1.2 million. The $1.4 million decrease primarily reflects an increase in net revenues of $700,000 offset by an increase in compensation and benefits expense of $1.3 million which includes $1.5 million of post-combination charges, and a $600,000 increase in general and administrative expenses and a $300,000 increase in unreimbursed and other expenses. The net revenues and operating loss attributable to Latin America and included in the consolidated statement of operations for the three months ended June 30, 2012, were $3.1 million and $895,000, respectively. Excluding the post-combination compensation charge, Latin America contributed $700,000 of operating income.
Net Interest Expense. Net interest expense increased to $40,000 for the three-month period ended June 30, 2012 compared to $7,000 interest income for the three-month period ended June 30, 2011. The increase in net interest expense is principally due to a $49,000 increase in imputed interest expense related to the seller note for the Latin America acquisition.
Income Before Taxes and Income Tax Expense. For the three-month period ended June 30, 2012, we reported a loss before taxes of $408,678 and recorded an income tax benefit of $85,117, compared to income before taxes of $1,065,659 and income tax expense of $412,126 for the three month period ended June 30, 2011. Our effective income tax rate for the second quarter of 2012 was 40.2%, compared to 38.7% for the second quarter of 2011. The increase is due to delays in the realization of foreign income tax payments as credits against our current United States tax obligation until foreign taxable income is generated.
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

Compensation and Benefits Expenses. Compensation and employee benefits expense increased $4.5 million, or 9.1%, to $53.4 million for the six-month period ended June 30, 2012 from $48.9 million for the six-month period ended June 30, 2011. As a percentage of net revenue, compensation and benefits increased to 80.6% for the six-month period ended June 30, 2012 compared to 76.9% for the six -month period ended June 30, 2011. Excluding the post-combination compensation charges of $3.1 million, compensation and benefits expense decreased to 76.1% of net revenue in 2012, compared to 76.9% in 2011.

The $4.5 million increase in compensation and benefits expense is principally due to accounting for a portion of contingent purchase consideration as post-combination compensation as stated previously. The remainder of the difference is comprised of an increase of $3.7 million from our Latin America operation, offset by a $2.3 million decrease from all other locations. The $3.7 million increase from Latin America was comprised of a $2.4 million increase in consultant compensation and benefits expense which was the direct result of the $6.1 million of net revenues generated by our 16 Latin America search consultants and a $1.3 million increase in non-consultant compensation and benefits expense due to the addition of 63 support staff from the Latin America acquisition.
The $2.3 million decrease from all other locations consisted of a decrease in consultant compensation of $2.0 million, directly related to a decrease in net revenues in our non-Latin American locations, a decrease of $700,000 in talent acquisition costs, offset by an increase in consultant employee benefits of $200,000, an increase in non-consultant compensation of $200,000 and an increase in non-consultant benefits expense of $100,000. The decrease in consultant compensation was a direct result of the $2.6 million decrease in net revenues. The $300,000 increase in overall benefits expense was due to increases in the rates incurred by the company to provide medical benefits to our employees.
General and Administrative Expenses. General and administrative expenses increased to $13.8 million, or 20.9% of net revenue for the six-month period ended June 30, 2012, from $12.6 million, or 19.8% of net revenue for the six-month period ended June 30, 2011. The increase in general and administrative expenses was primarily the result of the inclusion of $1.1 million of operating expenses from our Latin America offices, and a $200,000 increase in our reserve for bad debt.
Operating Income. Operating income for the six months ended June 30, 2012, decreased $3.2 million to an operating loss of $1.2 million, compared to operating income of $2.0 million for the six-month period ended June 30, 2011. Excluding certain non-recurring charges, adjusted operating income decreased $133,000 to operating income of $1.9 million. The $3.2 million decrease primarily reflects an increase in net revenues of $2.6 million, offset by an increase in compensation and benefits expense of $4.5 million which includes $3.1 million of post-combination compensation charges, and a $1.2 million increase in general and administrative expenses. The net revenues and operating loss attributable to the Latin America acquisition since the acquisition date, included in the consolidated statement of operations for the six months ended June 30, 2012, were $6.1 million and $1.7 million, respectively. Excluding the post-combination compensation expense charge, Latin America contributed $1.3 million of operating income.
Net Interest Expense. Net interest expense increased to $80,000 for the six-month period ended June 30, 2012 compared to $3,000 for the six-month period ended June 30, 2011. The increase in net interest expense is principally due to a $96,000 increase in imputed interest expense related to the seller note for the Latin America acquisition.
Income Before Taxes and Income Tax Expense. For the six-month period ended June 30, 2012, we reported a loss before taxes of $1.3 million and recorded an income tax benefit of $361,000, compared to income before taxes of $2.0 milliion and income tax expense of $749,000 for the six month period ended June 30, 2011. Our effective income tax rate for the six-month period ended June 30, 2012 was 38.9%, compared to 37.3% for the six-month period ended June 30, 2011. The increase is due to delays in the realization of foreign income tax payments as credits against our current United States tax obligation until foreign taxable income is generated.

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
The following table summarizes our cash flow for the periods shown:

	Six months Ended June 30,
	2012	2011
Net cash used in operating activities	$(4,241,605)	$(3,279,502)
Net cash used in investing activities	(3,143,499)	(1,476,568)
Net cash used in financing activities	(217,219)	(105,866)
Net decrease in cash	$(7,602,323)	$(4,861,936)
Cash. Cash at June 30, 2012 was $13.8 million, as compared to $21.8 million at December 31, 2011. The decrease in cash principally reflects an increase in cash used in operating activities of $1.0 million, an increase of cash used in investing activities of $1.7 million, $2.2 million of which was related to the purchase of our Latin America licensee, offset by a decrease of capital expenditures of $1.3 million, and a $100,000 increase in cash used in financing activities.
Cash Flow from Operating Activities. Cash used in operating activities was $4.2 million in the six-month period ended June 30, 2012, compared to cash used in operating activities of $3.3 million in the six-month period ended June 30, 2011. The decrease in cash used in operating activities is due to a decrease in accrued compensation of $4.6 million, an increase in prepaid expenses and other receivables of $900,000 and an increase in accounts payable and accrued expenses of $5.3 million.
Cash from Investing Activities. For the six-month period ended June 30, 2012, cash used in investing activities was $3.1 million compared to $1.5 million for the six-month period ended June 30, 2011. The increase was due to a payment for the acquisition of our Latin America licensee for $3.0 million offset by a decrease of $1.3 million in capital expenditures.
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
As of June 30, 2012, we carried out an evaluation, under the supervision and with the participation of our management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. At the time that our Quarterly Report on Form 10-Q for the quarterly period ending March 31, 2012 was filed on August 9, 2012, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective as of June 30, 2012. Subsequent to that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as a result of the material weakness discussed below, the Company's disclosure controls and procedures were not effective as of June 30, 2012.
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