Form 10-Q/A
period 2012-09-30
CTPARTNERS EXECUTIVE SEARCH INC.
filed 2013-03-29
CIK 1439199

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

Explanatory Note

CTPartners Executive Search Inc. ("CTPartners” or the “Company”) is filing this amendment (the "Form 10-Q/A") to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 2012 (the "Form 10-Q"), originally filed with the U.S. Securities and Exchange Commission on November 13, 2012. This form 10-Q/A is being filed to i) amend and restate the interim financial statements and related disclosures in Item 1. Condensed Consolidated Financial Statements, and ii) amend the disclosures in Item 2. Management's Discussion and Analysis of Financial Conditions and Results of Operations, and iii) amend Item 4. Controls and Procedures.

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

CTPARTNERS EXECUTIVE SEARCH INC. AND SUBSIDIARIES

Item #		Description	Page

	PART I. Financial Information

	Item 1.	Condensed Consolidated Financial Statements
		Condensed Consolidated Balance Sheets as of September 30, 2012 and December 31, 2011 (unaudited)	1
		Condensed Consolidated Statements of Operations for the three and nine months ended September 30, 2012 and 2011 (unaudited)	2
		Condensed Consolidated Statements of Comprehensive Income (Loss) for the three and nine months ended September 30, 2012 and 2011 (unaudited)	3
		Condensed Consolidated Statements of Cash Flows for the nine months ended September 30, 2012 and 2011 (unaudited)	4
		Notes to Condensed Consolidated Financial Statements (unaudited)	5-15
	Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	16-23
	Item 4.	Controls and Procedures	23-24

	Part II. Other Information

	Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	25
	Item 5.	Other Information	25
		Signatures	26
	Item 6.	Exhibits	27
	EX - 31.1 Chief Executive Officer Certification pursuant to Rule 13a-14(a) under the Exchange Act
	EX - 31.2 Chief Financial Officer Certification pursuant to Rule 13a-14(a) under the Exchange Act
	EX - 32.1 Certification of Chief Executive Officer pursuant to 18 U.S.C Section 1350
	EX - 32.2 Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350
EX - 101 INSTANCE DOCUMENT
EX - 1 SCHEMA DOCUMENT
EX - 101 CALCULATION LINKBASE DOCUMENT
EX - 101 LABELS LINKBASE DOCUMENT
EX - 101 PRESENTATION LINKBASE DOCUMENT

PART I. Financial Information

Item 1. Condensed Consolidated Financial Statements

CTPARTNERS EXECUTIVE SEARCH INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

	September 30, 2012	December 31, 2011
Assets
Current Assets
Cash	$14,903,138	$21,830,120
Accounts receivable, net	24,555,670	19,612,236
Other receivables	120,688	559,526
Prepaid expenses	2,619,917	2,394,872
Deferred income taxes	—	1,769,936
Income taxes receivable	1,817,567	1,592,562
Other	3,881,337	712,519
Total current assets	47,898,317	48,471,771
Non-current Assets
Leasehold Improvements and Equipment, net	3,687,195	4,332,865
Goodwill	214,967	—
Intangibles, net	2,497,500	—
Other Assets	3,107,532	2,056,931
Deferred Income Taxes	3,991,131	678,554
	$61,396,642	$55,540,121
Liabilities and Stockholders’ Equity
Current Liabilities
Current portion of long-term debt	$2,676,094	$155,340
Accounts payable	1,014,918	993,558
Accrued compensation	26,138,153	23,660,070
Accrued business taxes	1,449,218	741,141
Accrued expenses	3,138,453	3,032,950
Deferred income taxes	267,444	—
Total current liabilities	34,684,280	28,583,059
Long-Term Liabilities
Long-term debt, less current maturities	2,950,431	470,109
Deferred rent, less current maturities	1,452,997	1,649,070
Total long-term liabilities	4,403,428	2,119,179
Stockholders’ Equity
Preferred stock: 1,000,000 shares authorized, no shares issued and outstanding	—	—
Common stock: $0.001 par value, 15,000,000 shares authorized, 7,409,247 shares issued; 6,983,561 and 7,110,360 shares outstanding at September 30, 2012 and December 31, 2011, respectively.	7,407	7,287
Additional paid-in capital	36,703,092	35,737,584
Accumulated deficit	(11,116,821)	(9,026,290)
Accumulated other comprehensive loss	(1,234,932)	(881,997)
Treasury stock, at cost 425,686 and 176,271 shares at September 30, 2012 and December 31, 2011, respectively.	(2,049,812)	(998,701)
	22,308,934	24,837,883
	$61,396,642	$55,540,121
See Notes to Condensed Consolidated Financial Statements.

CTPARTNERS EXECUTIVE SEARCH INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Revenue
Net revenue	$32,005,389	$30,337,331	$98,162,399	$93,903,191
Reimbursable expenses	1,151,349	1,401,167	3,342,755	3,837,491
Total Revenue	33,156,738	31,738,498	101,505,154	97,740,682
Operating Expenses
Compensation and benefits	27,287,050	23,026,941	80,651,587	71,933,882
General and administrative	6,620,084	7,123,679	20,430,564	19,694,325
Reimbursable expenses	1,263,675	1,490,133	3,608,776	4,002,965
Total operating expenses	35,170,809	31,640,753	104,690,927	95,631,172
Operating (Loss) Income	(2,014,071)	97,745	(3,185,773)	2,109,510
Interest (Expense) Income, net	(44,214)	1,445	(123,840)	(2,021)
(Loss) Income Before Income Taxes	(2,058,285)	99,190	(3,309,613)	2,107,489
Income Tax Benefit (Expense)	857,920	(8,958)	1,219,082	(758,269)
Net (Loss) Income	$(1,200,365)	$90,232	$(2,090,531)	$1,349,220
Basic (loss) income per common share	$(0.17)	$0.01	$(0.29)	$0.19
Diluted (loss) income per common share	$(0.17)	$0.01	$(0.29)	$0.18
Basic weighted-average common shares	7,081,963	7,226,466	7,122,758	7,196,293
Diluted weighted-average common shares	7,081,963	7,498,137	7,122,758	7,467,964
See Notes to Condensed Consolidated Financial Statements.

CTPARTNERS EXECUTIVE SEARCH INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS) (UNAUDITED)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Net income (loss)	$(1,200,365)	$90,232	$(2,090,531)	$1,349,220
Other Comprehensive Income (Loss), net of tax
Foreign currency translation adjustments	22,799	(236,526)	(352,935)	(213,684)
Other	—	25,798	—	77,395
Other Comprehensive Income (Loss)	22,799	(210,728)	(352,935)	(136,289)
Comprehensive (loss)	$(1,177,566)	$(120,496)	$(2,443,466)	$1,212,931
See Notes to Condensed Consolidated Financial Statements.

CTPARTNERS EXECUTIVE SEARCH INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	For the Nine Months Ended September 30,
	2012	2011
Cash Flows From Operating Activities
Net income (loss)	$(2,090,531)	$1,349,220
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation and amortization	1,175,226	941,482
Loss on leasehold improvements and equipment disposal	1,019	37,430
Share-based compensation	590,630	1,563,005
Reorganization charge	882,088	—
Amortization of discount on seller note	130,470	—
Amortization of post combination compensation	4,575,540	—
Deferred income taxes	(1,275,197)	405,161
Changes in operating assets and liabilities, net of effects of acquired business
Accounts receivable, net	(4,789,476)	(1,788,191)
Prepaid expenses	(336,064)	(261,990)
Income taxes receivable	(225,005)	(1,172,649)
Other assets and receivables	(3,826,416)	(2,386,095)
Accounts payable	18,180	(1,097,936)
Accrued compensation	2,615,748	5,356,561
Accrued business taxes	722,983	(391,390)
Accrued expenses	(199,749)	(757,057)
Deferred rent	(113,659)	198,985
Net cash (used in) provided by operating activities	(2,144,213)	1,996,536
Cash Flows From Investing Activities
Acquisition of a business	(3,046,563)	—
Purchase of leasehold improvements and equipment	(177,903)	(2,284,012)
Net cash used in investing activities	(3,224,466)	(2,284,012)
Cash Flows From Financing Activities
Payments on long-term debt	(116,091)	(143,779)
Repurchase of common stock	(998,169)	(436,061)
Net cash used in financing activities	(1,114,260)	(579,840)
Net decrease in cash	(6,482,939)	(867,316)
Effect of foreign currency on cash	(444,043)	(165,608)
Cash:
Beginning	21,830,120	24,030,543
Ending	$14,903,138	$22,997,619
Supplemental Disclosure of Noncash Financing Activities
Treasury stock (9,395 shares) acquired in lieu of shareholder receivable	$(52,942)	$—
Employee discount stock purchase award in lieu of cash compensation	$375,000	$—
Supplemental Disclosure of Noncash Investing Activities
Acquisition of Latin America business
Identifiable assets acquired	$2,831,596	$—
Goodwill	214,967	—
Post-compensation compensation	$7,190,134
Aggregate purchase price per purchase agreement	$10,236,697	$—
Cash paid for compensation arrangement	(2,203,437)	—
Note payable issued for post-combination compensation arrangement	(4,986,697)	—
Cash Paid for Acquisition of a Business	3,046,563	—
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
Restatement - The Company has restated its condensed consolidated financial statements as of September 30, 2012 to correct the accounting for the acquisition of CTPartners Latin America, completed on January 2, 2012.

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

CTPARTNERS EXECUTIVE SEARCH INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

The following tables summarize the adjustments made to the previously reported balance sheets, statements of operations and statements of cash flow:

September 30, 2012
Selected balance sheet information

	As Previously Reported	Effect of Restatement	As Restated
Assets
Current deferred income taxes	637,697	(637,697)	—
Income taxes receivable	1,761,601	55,966	1,817,567
Other assets	1,702,508	2,178,829	3,881,337
Leasehold improvements and equipment, net	3,685,417	1,778	3,687,195
Goodwill	7,406,879	(7,191,912)	214,967
Other assets	2,485,767	621,765	3,107,532
Long term deferred income taxes	1,466,962	2,524,169	3,991,131
Total assets	63,843,744	(2,447,102)	61,396,642

Liabilities and stockholders' equity
Deferred income taxes	—	267,444	267,444
Accumulated deficit	(8,402,275)	(2,714,546)	(11,116,821)
Total liabilities and stockholders' equity	63,843,744	(2,447,102)	61,396,642

Selected statement of operations information

	For the Three Months Ended September 30, 2012
	As Previously Reported	Effect of Restatement	As Restated
Compensation and benefits	25,761,870	1,525,180	27,287,050
General and administrative	6,682,084	(62,000)	6,620,084
Income tax (expense) benefit	319,796	538,124	857,920
Net income	(275,309)	925,056	(1,200,365)

	For the Nine Months Ended September 30, 2012
	As Previously Reported	Effect of Restatement	As Restated
Compensation and benefits	76,076,047	4,575,540	80,651,587
General and administrative	20,616,564	(186,000)	20,430,564
Income tax (expense) benefit	(455,912)	1,674,994	1,219,082
Net income	624,015	2,714,546	(2,090,531)

CTPARTNERS EXECUTIVE SEARCH INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Selected statement of cash flows information

	As Previously Reported	Effect of Restatement	As Restated
Cash Flows From Operating Activities
Net income	624,015	(2,714,546)	(2,090,531)
Amortization of post combination compensation	—	4,575,540	4,575,540
Other assets and receivables	(1,436,979)	(2,389,437)	(3,826,416)
Deferred income taxes	343,831	(1,619,028)	(1,275,197)
Income taxes receivable	(169,039)	(55,966)	(225,005)
Cash Flows From Investing Activities
Acquisition of a business	(5,250,000)	2,203,437	(3,046,563)
Net decrease in cash	(6,482,939)	—	(6,482,939)

Selected condensed consolidated statements of comprehensive income informations

	For the Three Months Ended September 30, 2012
	As Previously Reported	Effect of Restatement	As Restated
Net income	(275,309)	(925,056)	(1,200,365)
Comprehensive income	(252,510)	(925,056)	(1,177,566)

	For the Nine Months Ended September 30, 2012
	As Previously Reported	Effect of Restatement	As Restated
Net income	624,015	(2,714,546)	(2,090,531)
Comprehensive income	271,080	(2,714,546)	(2,443,466)

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
The assets acquired were recorded at fair value. The aggregate purchase price in the agreement was $10,236,697 which was paid in cash and the issuance of a non-interest bearing seller note for $5,250,000. The note has been discounted by the Company in the amount of $263,303 to reflect fair value of the note. This amount is due in equal installments of $2,625,000 each on January 2, 2013 and January 2, 2014 respectively. A portion of the total purchase price was contingent upon the continued employment of certain key employees. The purchase agreement provides that the selling shareholders are required to repay to the company up to the aggregate amount of $7,190,134 if their employment terminates prior to the 36-month anniversary of the closing of the transaction. Therefore, the contingent portion of the purchase price is accounted for as compensation for post-combination services, and recognized over three years using the graded vesting method. After accounting for a portion of the purchase price as post-combination compensation, the fair value of the consideration allocation to the assets and liabilities acquired was $3,046,563. Post-combination compensation expense of $1,525,180 and $4,575,540 is included in the results of operations for the three months and nine months ended September 30, 2012, respectively.
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
The total revenues and net income attributable to the acquisition, since the acquisition date, included in the consolidated statements of operations for the three and nine months ended September 30, 2012, are as follows:

	Three Months Ended September 30, 2012	Nine Months Ended September 30, 2012
Total Revenues	$3,865,302	$9,932,182
Net income	$37,133	$(590,567)
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
The supplemental pro forma net income information for the nine months ended September 30, 2011, has been adjusted to exclude certain non-recurring expenses of $920,000 relating to non-recurring management compensation. Pro forma net income for the three months ending September 30, 2011 and 2012 was adjusted to include $854,101, net of tax, and $217,883, net of tax, of post-combination compensation expense, respectively. Pro forma net income (loss) for the nine months ended September 30, 2011 was adjusted to include total acquisition-related costs of $420,100. Pro forma net income for the nine months ended September 30, 2012 excludes acquisition costs (before tax) of $157,500. Pro forma net income (loss) for the nine months ending September 30, 2011 and 2012 was adjusted to include $2,562,540, net of tax, and $653,649, net of tax, of post-combination compensation expense, respectively.

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

Note 6. Basic and Diluted Earnings Per Share
A reconciliation of the amounts used in the basic and diluted earnings per share computation is shown in the following table.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Numerator
Net income (loss)	$(1,200,365)	$90,232	$(2,090,531)	$1,349,220
Denominator
Basic weighted-average common shares	7,081,963	7,226,466	7,122,758	7,196,293
Effect of stock options and restricted stock (1)	—	271,671	—	271,671
Diluted weighted-average common shares	7,081,963	7,498,137	7,122,758	7,467,964
Basic income (loss) per common share	$(0.17)	$0.01	$(0.29)	$0.19
Diluted income (loss) per common share	$(0.17)	$0.01	$(0.29)	$0.18

(1)	For the three months ended September 30, 2012, 96,698 potential common shares and 102,500 stock options are excluded as they are anti-dilutive to the net loss from continuing operations.

(2)	For the nine months ended September 30, 2012. 92,598 potential common shares and 102,500 stock options are excluded as they are anti-dilutive to the net loss from continuing operations.

Note 7. Leasehold Improvements and Equipment
The components of leasehold improvements and equipment as of September 30, 2012 and December 31, 2011, are as follows:

	September 30, 2012	December 31, 2011
Leasehold improvements	$3,267,575	$3,133,511
Office furniture, fixtures, and equipment	2,714,484	2,627,058
Computer equipment and software	4,342,307	4,393,904
	10,324,366	10,154,473
Accumulated depreciation and amortization	(6,637,171)	(5,821,608)
	$3,687,195	$4,332,865
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

CTPARTNERS EXECUTIVE SEARCH INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Note 9. Share-based compensation (continued)
A summary of the Company’s non-qualified stock option activity for the three and nine months ended September 30, 2012, is presented below:

	Number of Non-qualified Stock Options	Weighted Average Exercise Price Per Share	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value
Outstanding on December 31, 2011	102,500	$5.35	—	$—
Granted	—	—	—	—
Exercised	—	—	—	—
Expired	—	—	—	—
Forfeited	—	—	—	—
Outstanding on September 30, 2012	102,500	$5.35	2.2	$—
Exercisable on September 30, 2012	—	$—	—	$—
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

CTPARTNERS EXECUTIVE SEARCH INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
Note 10. Enterprise Geographic Concentrations (continued)

The revenue, operating income (loss), depreciation and amortization, and capital expenditures, by region, for the three and nine months ended September 30, 2012, and 2011, are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Revenue:
North America	$19,114,184	$20,331,632	$60,602,998	$60,993,312
EMEA	7,012,486	8,021,700	20,441,877	24,863,280
Asia Pacific	2,013,417	1,983,999	7,185,342	8,046,599
Latin America	3,865,302	—	9,932,182	—
Net revenue before reimbursements	32,005,389	30,337,331	98,162,399	93,903,191
Reimbursements	1,151,349	1,401,167	3,342,755	3,837,491
Total	$33,156,738	$31,738,498	$101,505,154	$97,740,682
Operating income (loss):
North America	$2,308,294	$2,697,722	$9,585,639	$9,053,327
EMEA	(468,448)	(302,510)	(1,444,435)	1,245,260
Asia Pacific	(63,544)	(377,348)	767,579	10,203
Latin America	(599,051)	—	(2,324,221)	—
Global Operations Support	(3,191,322)	(1,920,119)	(9,770,335)	(8,199,280)
Total	$(2,014,071)	$97,745	$(3,185,773)	$2,109,510
Depreciation and amortization:
North America	$111,462	$182,002	$357,520	$386,941
EMEA	71,066	93,389	215,221	265,504
Asia Pacific	41,386	60,279	124,786	120,536
Latin America	88,233	—	262,853	—
Global Operations Support	70,649	39,490	215,865	205,931
Total	$382,796	$375,160	$1,176,245	$941,482
Capital expenditures:
North America	$32,129	$284,670	$56,499	$1,286,204
EMEA	—	2,156	10,961	171,120
Asia Pacific	—	257,313	3,583	383,801
Latin America	25,541	—	50,680	—
Global Operations Support	23,297	263,305	56,180	442,887
Total	$80,967	$807,444	$177,903	$2,284,012

CTPARTNERS EXECUTIVE SEARCH INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
Note 10. Enterprise Geographic Concentrations (continued)

Identifiable assets by geographic concentrations are as follows:

	September 30, 2012	December 31, 2011
Identifiable assets:
North America	$20,014,315	$38,049,259
EMEA	12,951,820	12,143,142
Asia Pacific	5,516,601	4,491,980
Latin America	19,161,549	—
Global Operations Support	853,890	855,740
Total	$58,498,175	$55,540,121
Goodwill and other intangible assets, net:
Latin America	$2,898,467	$—
Total	$2,898,467	$—

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
The following table summarizes the major components of the reorganization charge:

Three and Nine Months Ended September 30, 2012
Severance and other employee related costs	$1,110,694
Foreign currency translation	$(146,514)
Total	$964,180
Reorganization charges by geographic location were as follows:

Three and Nine Months Ended September 30, 2012
North America	$207,184
EMEA	$756,996
Total	$964,180
Changes in reorganization reserves related to the restructuring plan described above for the three months ended September 30, 2012, are as follows:

Severance and other employee related costs
Balance at June 30, 2012	$—
Reorganization charges	$1,110,694
Cash payments	$(228,606)
Non-cash charges	$(507,307)
Balance at September 30, 2012	$374,781

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
On January 2, 2012, we acquired our Latin America licensee for $10.2 million consisting of an initial cash payment of $5.25 million and a non-interest bearing seller note for $5.25 million which has been discounted by the Company in the amount of $263,303. For the three months ended September 30, 2012, Latin America operations contributed $3.9 million in revenue and $0.6 million in operating loss to our results, as compared to $160,000 of licensing fees included in the three months ended September 30, 2011. Management’s discussion and analysis includes the searches engaged to be performed by our Latin America offices and the resulting net revenues, expenses and cash flows for periods beginning January 1, 2012. For periods prior to January 1, 2012, we disclose the results of our then Latin America licensee separately.
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

Relevant data is set forth below (this data excludes the operations of our associated offices in Latin America for 2011):

	Three Months Ended September 30,		Increase/ Decrease	Percentage Increase/ Decrease	Nine Months Ended September 30,		Increase/ Decrease	Percentage Increase/ Decrease
Performance Metrics	2012	2011			2012	2011
Number of new search assignments	318	269	49	18.2%	1,053	856	197	23.0%
Number of executive search consultants (as of period end)	102	94	8	8.5%	102	94	8	8.5%
Productivity, as measured by average annualized net revenue per executive search consultant	$1,255,113	$1,290,950	$(35,837)	(2.8)%	$1,283,169	$1,331,960	$(48,791)	(3.7)%
Average revenue per executive search	$93,819	$100,089	$(6,270)	(6.3)%	$92,244	$104,793	$(12,549)	(12.0)%
The decrease in average revenue per executive search is attributable to the inclusion of Latin America in the first three quarters of 2012. Excluding Latin America, average revenue per executive search would have been $113,640 and $107,841 in the three and nine months ended September 30, 2012, respectively.
Operating income decreased $2.1 million to an operating loss of $2.0 million for the three-month period ended September 30, 2012, compared to an operating profit of $98,000 in the three-month period ended September 30, 2011. Excluding the reorganization charge of $964,000 and the post-combination compensation charge of $1.5 million, operating income decreased to an operating loss of $551,000. The increase is primarily due to an increase in net revenues of $1.7 million, a decrease of $500,000 in general and administrative expense, offset by an increase in compensation and benefits expense of $4.3 million.
Operating income decreased $5.3 million to a loss of $3.2 million for the nine-month period ended September 30, 2012, compared to operating income of $2.1 million for the nine-month period ended September 30, 2011. Excluding the reorganization charge of $964,000 and the post-combination compensation charge of $4.6 million, operating income increased to $2.4 million. The increase is primarily due to an increase in net revenues of $4.3 million, offset by an increase in compensation and benefits expense of $8.7 million and an increase of $900,000 in general and administrative expense.

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

	Reconciliation of Non-GAAP Measures to Net Income for the Three Months Ended (Unaudited)
	September 30, 2012			September 30, 2011
	Results of Operations	Effect of Adjustment	Adjusted Results of Operations (1)	Results of Operations	Effect of Adjustment	Adjusted Results of Operations (1)
Revenue
Net revenue	32,005,389		32,005,389	30,337,331		30,337,331
Reimbursable expenses	1,151,349		1,151,349	1,401,167		1,401,167
Total revenue	33,156,738	—	33,156,738	31,738,498	—	31,738,498
Operating expenses
Compensation and benefits	27,287,050	2,635,874	24,651,176	23,026,941		23,026,941
General and administrative	6,620,084	(146,514)	6,766,598	7,123,679		7,123,679
Reimbursable expenses	1,263,675		1,263,675	1,490,133		1,490,133
Total Operating Expenses	35,170,809	2,489,360	32,681,449	31,640,753	—	31,640,753
Operating (loss) income	(2,014,071)	(2,489,360)	475,289	97,745	—	97,745
Interest (expense) income, net	(44,214)		(44,214)	1,445		1,445
(Loss) income before income taxes	(2,058,285)	(2,489,360)	431,075	99,190	—	99,190
Income tax benefit (expense)	857,920	949,491	(91,571)	(8,958)		(8,958)
Net (loss) income	(1,200,365)	(1,539,869)	339,504	90,232	—	90,232
Basic income per common share	(0.17)	(0.22)	0.05	0.01	—	0.01
Diluted income per common share	(0.17)	(0.22)	0.05	0.01	—	0.01

(1) Adjusted result is a non-GAAP financial measure that exclude reorganization charges of $964,180 (or $575,615, net of tax effect) and post-combination compensation charges of $1,525,180 ($964,254, net of tax effect). No reorganization or post-combination compensation charges were incurred during the three months ended September 30, 2011.
Use of non-GAAP measures: The tables above contain selected financial information calculated other than in accordance with U.S. Generally Acceptable Accounting Principles (“GAAP”). We define adjusted results of operations as follows:

•	Adjusted operating income is defined as operating income adjusted to exclude reorganization and post-combination compensation charges, net.

•	Adjusted net income is defined as net income adjusted to exclude reorganization and post-combination compensation charges, net of tax effect.

•	Adjusted basic and diluted earnings per share are calculated by adjusting the numerator by the amount of the reorganization and post-combination compensation charges, net of tax effect.

	Reconciliation of Non-GAAP Measures to Net Income for the Nine Months Ended (Unaudited)
	September 30, 2012			September 30, 2011
	Results of Operations	Effect of Adjustment	Adjusted Results of Operations (1)	Results of Operations	Effect of Adjustment	Adjusted Results of Operations (1)
Revenue
Net revenue	98,162,399	—	98,162,399	93,903,191	—	93,903,191
Reimbursable expenses	3,342,755	—	3,342,755	3,837,491	—	3,837,491
Total revenue	101,505,154	—	101,505,154	97,740,682	—	97,740,682
Operating expenses
Compensation and benefits	80,651,587	5,686,234	74,965,353	71,933,882	—	71,933,882
General and administrative	20,430,564	(146,514)	20,577,078	19,694,325	—	19,694,325
Reimbursable expenses	3,608,776	—	3,608,776	4,002,965	—	4,002,965
Total Operating Expenses	104,690,927	5,539,720	99,151,207	95,631,172	—	95,631,172
Operating (loss) income	(3,185,773)	(5,539,720)	2,353,947	2,109,510	—	2,109,510
Interest (expense) income, net	(123,840)	—	(123,840)	(2,021)	—	(2,021)
(Loss) income before income taxes	(3,309,613)	(5,539,720)	2,230,107	2,107,489	—	2,107,489
Income tax benefit (expense)	1,219,082	2,134,534	(915,452)	(758,269)	—	(758,269)
Net (loss) income	(2,090,531)	(3,405,186)	1,314,655	1,349,220	—	1,349,220
Basic income per common share	(0.29)	(0.48)	0.19	0.19	—	0.19
Diluted income per common share	(0.29)	(0.48)	0.19	0.18	—	0.18

(1) Adjusted result is a non-GAAP financial measure that exclude reorganization charges of 964,180 (or $575,615, net of tax effect) and post-combination compensation charges of $4,575,540 ($2,289,571, net of tax effect). No reorganization or post-combination compensation charges were incurred during the nine months ended September 30, 2011.
Use of non-GAAP measures: The tables above contain selected financial information calculated other than in accordance with U.S. Generally Acceptable Accounting Principles (“GAAP”). We define adjusted results of operations as follows:

•	Adjusted operating income is defined as operating income adjusted to exclude reorganization and post-combination compensation charges, net.

•	Adjusted net income is defined as net income adjusted to exclude reorganization and post-combination compensation charges, net of tax effect.

•	Adjusted basic and diluted earnings per share are calculated by adjusting the numerator by the amount of the reorganization and post-combination compensation charges, net of tax effect.

Results of Operations
The following table summarizes, for the periods indicated, our results of operations as a percentage of net revenue:

	Three Months Ended September 30		Nine Months Ended September 30
	2012	2011	2012	2011
Revenue:
Net revenue	100.0%	100.0%	100.0%	100.0%
Reimbursable expenses	3.6	4.6	3.4	4.1
Total revenue	103.6	104.6	103.4	104.1
Operating Expenses:
Compensation and benefits	85.2	75.9	82.1	76.6
General and administrative	20.7	23.5	20.8	21.0
Reimbursable expenses	4.0	4.9	3.7	4.3
Total operating expenses	109.9	104.3	106.6	101.9
Operating income (loss)	(6.3)	0.3	(3.2)	2.2
Net interest expense	(0.1)	—	(0.1)	—
Income (loss) before income taxes	(6.4)	0.3	(3.3)	2.2
Income tax expense	2.7	—	1.2	(0.8)
Net income (loss)	(3.7)%	0.3%	(2.1)%	1.4%
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
Compensation and Benefits Expenses. Compensation and employee benefits expense increased $4.3 million, or 18.5%, to $27.3 million for the three-month period ended September 30, 2012, from $23.0 million for the three-month period ended September 30, 2011. As a percentage of net revenue, compensation and benefits increased to 85.2%. Excluding the reorganization charge of $1.1 million and the post-combination compensation charge of $1.5 million, compensation and benefits expense increased to 77.0% of net revenue for the three-month period ended September 30, 2012, compared to 75.9% for the three-month period ended September 30, 2011.

The $4.3 million increase in compensation and benefits expense is comprised of an increase of $2.3 million from our Latin America operation, a $1.5 million post-combination compensation charge and a $400,000 increase from all other locations. The $2.3 million increase from Latin America was comprised of a $1.4 million increase in consultant compensation and benefits expense which was the direct result of the $3.9 million increase in net revenues generated by our 16 Latin America search consultants, and a $900,000 increase in non-consultant compensation and benefits expense due to the addition of 68 support staff from the Latin America acquisition.
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

General and Administrative Expenses. General and administrative expenses decreased to $6.6 million, or 20.7% of net revenue for the three-month period ended September 30, 2012, from $7.1 million, or 23.5% of net revenue for the three-month period ended September 30, 2011. After the reorganization related foreign currency credit of $150,000, the decrease in general and administrative expenses was primarily due to a $100,000 decrease in consulting expenses, a $100,000 decrease in professional fees, a $100,000 decrease in our IT infrastructure expense, a $400,000 decrease in foreign currency expense, as a result of positive rate fluctuations in Singapore and France, and a $250,000 decrease in bad debt expense due to increased collections, offset by the inclusion of $700,000 of operating expenses from our Latin America offices.

Operating Income. For the three-month period ended September 30, 2012, we reported an operating loss of $2.0 million, which includes a post-combination compensation charge of $1.5 million and a $964,000 reorganization charge, compared to operating income of $100,000 for the three-month period ended September 30, 2011, Without the effect of the post-combination compensation charge or the reorganization charge, operating income increased to $475,000. Operating results include an increase in net revenues of $1.7 million, and a reduction in general and administrative expenses of $500,000 offset by an increase in compensation and benefits expense of $4.3 million. The net revenues and operating loss attributable to Latin America and included in the consolidated statement of operations for the three months ended September 30, 2012, were $3.9 million and $599,000, respectively. Excluding the post-combination compensation expense charge, Latin America contributed $800,000 of operating income.
Net Interest Expense. Net interest expense increased to $44,000 for the three-month period ended September 30, 2012, compared to $1,000 interest income for the three-month period ended September 30, 2011. The increase in net interest expense is principally due to a $47,000 increase in imputed interest expense related to the seller note for the Latin America acquisition.
Income Before Taxes and Income Tax Expense. For the three-month period ended September 30, 2012, we reported a loss before taxes of $2.1 million and recorded an income tax benefit of $900,000, compared to income before income taxes of $99,000 and income tax expense of $9,000 for the three-month period ended September 30, 2011. Included in our results is a restructuring charge of $576,000, net of tax, and a post-combination compensation charge of $964,000, net of tax. Our effective income tax benefit rate for the third quarter was 38.1%.
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
Compensation and Benefits Expenses. Compensation and employee benefits expense increased $8.7 million, or 12.1%, to $80.7 million for the nine-month period ended September 30, 2012, from $72.0 million for the nine-month period ended September 30, 2011. As a percentage of net revenue, compensation and benefits increased to 82.1%. Excluding the reorganization charge of $1.1 million and the post-combination compensation charge of $4.7 million, compensation and benefits expense decreased to 76.4% of net revenue for the nine-month period ended September 30,2012, compared to 76.6% for the nine-month period ended September 30, 2011.
The $8.7 million increase in compensation and benefits expense is comprised of an increase of $6.0 million from our Latin America operation, a post-combination compensation charge of $4.6 million, offset by a $1.9 million decrease from all other locations due to lower consultant headcount and lower revenues. The $6.0 million increase from Latin America was comprised of a $3.8 million increase in consultant compensation and benefits expense which was the direct result of the $9.9 million increase in net revenues generated by our 16 Latin America search consultants, and a $2.2 million increase in non-consultant compensation and benefits expense due to the addition of 68 support staff from the Latin America acquisition.
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

General and Administrative Expenses. General and administrative expenses increased to $20.4 million, or 21.0% of net revenue for the nine-month period ended September 30, 2012, from $19.7 million, or 20.8% of net revenue for the nine-month period ended September 30, 2011. The increase was offset by the $150,000 reorganization credit. After the reorganization credit, the increase in general and administrative expenses was primarily the result of the inclusion of $1.8 million of operating expenses from our Latin America offices and an increase of $300,000 in professional fees, offset by a reduction of $400,000 in foreign currency expense, as a result of positive rate fluctuations in Singapore and France, a reduction of $200,000 in internal recruiting costs, a reduction of $100,000 in bad debt expense, a reduction of $150,000 in business development, and a reduction of $200,000 in other costs.
Operating Income. Operating income decreased $5.3 million to an operating loss of $3.3 million for the nine-month period ended September 30, 2012, compared to operating income of $2.1 million for the nine-month period ended September 30, 2011. The decrease primarily reflects an increase in net revenues of $4.3 million offset by an increase in compensation and benefits expense of $8.7 million, an increase of $1.1 million in general and administrative expenses, and a reorganization charge of $964,000. The net revenues and operating loss attributable to the Latin America acquisition since the acquisition date, included in the consolidated statement of operations for the nine months ended September 30, 2012, were $9.9 million and $2.3 million, respectively. Excluding the post-combination compensation expense charge, Latin America contributed $2.1 million of operating income.
Net Interest Expense. Net interest expense increased to $120,000 for the nine-month period ended September 30, 2012, compared to $2,000 net interest expense for the nine-month period ended September 30, 2011. The increase in net interest expense is principally due to a $144,000 increase in imputed interest expense related to the seller note for the Latin America acquisition.

Income Before Taxes and Income Tax Expense. For the nine-month period ended September 30, 2012, we reported a loss before income tax of 3.3 million and recorded an income tax benefit of $1.2 million, compared to income before tax of $2.1 million and income tax expense of $750,000 for the nine month period ended September 30, 2011. Included in our results is a restructuring charge of $576,000, net of tax, and a post-combination compensation charge of $2.8 million, net of tax. Our effective income tax rate for the nine-month period ended September 30, 2012, was 38.5% compared to 36.0% for the nine-months ended September 30, 2011.

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
The following table summarizes our cash flow for the periods shown:

	Nine months Ended September 30,
	2012	2011
Net cash provided by operating activities	$(2,144,213)	$1,996,536
Net cash used in investing activities	(3,224,466)	(2,284,012)
Net cash used in financing activities	(1,114,260)	(579,840)
Net decrease in cash	$(6,482,939)	$(867,316)
Cash. Cash at September 30, 2012, was $14.9 million, as compared to $21.8 million at December 31, 2011. The decrease in cash principally reflects a decrease in cash provided operating activities of $4.1 million, an increase of cash used in investing activities of $0.9 million, $3.0 million of which was related to the purchase of our Latin America licensee, offset by a decrease of capital expenditures of $2.1 million, and a $500,000 increase in cash used in financing activities.
Cash Flow from Operating Activities. Cash used in operating activities was $2.1 million in the nine-month period ended September 30, 2012, compared to cash provided by operating activities of $2.0 million in the nine-month period ended September 30, 2011. The $4.1 million decrease in cash provided by operating activities is primarily due to (i) a decrease in net income of $3.4 million, (ii) a decrease in accounts receivable of $3.0 million due to more favorable collections, (iii) a decrease in accrued compensation of $2.7 million, which was principally due to a decrease in our non-Latin America revenue, which directly impacts accrued consultant compensation, (iv) a $1.0 million decrease in share-based compensation offset by (v) a net post-combination compensation charge of $2.4 million, (vi) an increase in accounts payable and other accrued expenses of $1.6 million, (vii) an increase in other assets and other receivables of $0.9 million, (viii) a reorganization charge of $0.9 million and, (iv) an increase in taxes deferred and receivable of $0.7 million.
Cash from Investing Activities. For the nine-month period ended September 30, 2012, cash used in investing activities was $3.2 million compared to $2.3 million for the nine-month period ended September 30, 2011. The increase was due to the $3.0 million used in the acquisition of our Latin America licensee, offset by a decrease of $2.1 million in capital expenditures.
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
As of September 30, 2012, we carried out an evaluation, under the supervision and with the participation of our management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. At the time that our Quarterly Report on Form 10-Q for the quarterly period ending March 31, 2012 was filed on November 13, 2012, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective as of September 30, 2012. Subsequent to that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as a result of the material weakness discussed below, the Company's disclosure controls and procedures were not effective as of September 30, 2012.
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

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plan	Approximate Dollar Value of Shares That May Yet Be Purchased Under The Plan
July 1, 2012 – July 31, 2012	10,900	$5.40	10,900	$803,594
August 1, 2012 – August 31, 2012	202,400	3.96	202,400	1,831
September 1, 2012 – September 30, 2012	—	—	—	1,831
Total	213,300	$4.03	213,300
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