Form 10-K
period 2012-12-31
CTPARTNERS EXECUTIVE SEARCH INC.
filed 2013-03-29
CIK 1439199

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For fiscal year ended December 31, 2012
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    ☐  Yes    ☒  No
The aggregate market value of the voting and non-voting equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and ask price of such common equity, as of the last business day of the registrant’s most recently completed fiscal year end was $31,845,038.
The number of the registrant’s common shares outstanding as of March 21, 2013, was 7,017,251.
Documents incorporated by reference: portions of the definitive Proxy Statement for the Annual Meeting of Shareholders to be held on June 12, 2013 are incorporated by reference into Part III of this Form 10-K.

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
Our principal executive offices are located at 1166 Avenue of the Americas, 3rd Floor, New York, New York 10036, and our telephone number is (212) 588-3500. Our corporate website address is www.ctnet.com. We do not incorporate the information contained on, or accessible through, our corporate website into this form 10-K, and it should not be considered part of this form 10-K. For convenience in this form 10-K, “CTPartners,” “we,” “us,” and “our” refer to CTPartners Executive Search Inc. and its subsidiaries, taken as a whole, unless otherwise noted.
Business Overview
We are a leading provider of retained executive search services to clients on a global basis. We provide these services through twenty-three offices in the Americas, Europe, the Middle East and Asia Pacific. We help our clients build stronger leadership teams by facilitating the recruitment and hiring of “C-level” (chief executive officers, chief financial officers, chief legal officers, chief marketing officers and chief human resource officers) executives, other senior executives and board members. Our retained executive search services focus on successfully making placements for our clients in a timely manner. We use a proprietary search process and proprietary technology and communication tools to successfully execute our retained searches. In 2012, we were engaged to perform 1,352 searches, including 1,039 performed directly by us and 313 performed by our offices in Latin America, and we generated consolidated net revenue and an operating loss of $128.4 million and $5.1 million, respectively, including net revenue and operating loss from Latin America of $13.4 million and $3.0 million, respectively.
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
Our organizational structure is designed to provide high quality, industry-focused executive search services to our clients worldwide. Our executive search consultants are dedicated to specific industry verticals and are leading experts in their given sectors. Our support teams of researchers and associates are organized by industry practice group in various geographic locations. We believe that industry specialization enables us to better understand our clients’ cultures, operations, business strategies and industries. Executive search consultants in our industry practice groups bring an in-depth understanding of the market conditions and strategic and management issues faced by clients within their specific industry. Our six largest industry practice groups are financial services, professional services, life sciences, technology/media/telecom, consumer/retail and industrial.
We have a diverse group of clients located throughout the world and in a variety of industries. From January 1, 2005, through December 31, 2012, we have performed 7,167 searches for over 2,000 clients, including some of the leading Fortune 1000, FTSE 100, DAX and CAC 40 companies as well as private equity and venture capital firms and their portfolio companies.
Historically, we have been successful in both adding new clients and generating repeat business from existing clients. We believe that our disciplined adherence to our proprietary search process has enabled us to develop a strong and loyal client base. Over the past three years, approximately 78% of our retained search engagements came from clients who had previously used our services. At the conclusion of each search, we solicit client feedback with a client satisfaction survey. Our surveys provide us with critical feedback to gauge client satisfaction as well as feedback that we utilize to continually evaluate and improve our processes and performance. In 2012, 277 clients completed client satisfaction surveys, and 90.4% of such surveys stated that the client planned to use our services in the future.
We believe that our global presence enables us to more effectively serve our clients who have operations throughout the world. We leverage our industry specialization with local geographic knowledge and contacts to provide clients with comprehensive executive search services. We have wholly-owned operations in eight U.S. cities and in fifteen non-U.S. locations. Our wholly-owned non-U.S. operations are in Brazil, Chile, China, Colombia, France, Germany, Hong Kong, Mexico, Panama, Peru, Singapore, Switzerland, the United Arab Emirates, the United Kingdom and Venezuela. In 2012, we placed candidates in 462 U.S. searches and 571 non-U.S. searches, including 200 candidates by our Latin America offices.
As of December 31, 2012, we had 103 executive search consultants and 350 other employees, all of whom were full-time employees, of which Latin America had 16 executive search consultants and 69 other employees. Our principal executive offices are located in New York, New York. Our corporate, administrative and research functions are located in our office in Cleveland, Ohio.
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
Our Services
Retained Executive Search
Our retained executive search services are used to fill executive level positions, such as chief executive officers, chief financial officers, chief operating officers, chief information officers and other senior executive officers, as well as board of directors’ positions. Our executive search consultants work closely with our clients to identify, assess and place qualified candidates. Our clients are primarily from six large industry verticals: financial services, professional services, life sciences, technology/media/telecom, consumer/retail and industrial.
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
In 2012, we utilized our proprietary SearchSigma process to identify and place 1,033 candidates, including 200 placements made by our offices in Latin America. Every aspect of our search process is oriented to achieving the desired outcome of placing the right individual at the right firm as swiftly and efficiently as possible. Based on a three-year analysis of client surveys, we have designed SearchSigma, a workflow process with six distinct segments and milestones, described in more detail as follows:
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
Our board advisory practice is designed to help boards evaluate the strength and diversity of their board as well as their overall effectiveness. Many boards are facing growing regulatory and shareholder pressure to increase their diversity, independence and expertise. Our in-depth assessments help to focus directors on these key priorities and to make them aware of issues that can impact effectiveness. Since establishing this practice in May 2009, we have conducted 15 board assessments.
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
We operate our executive search business in six broad industry practice groups: financial services, professional services, life sciences, technology/media/telecom, consumer/retail and industrial. Executive search consultants in our industry practice groups bring an in-depth understanding of the market conditions and strategic and management issues faced by clients within their specific industry. Additionally, our executive search consultants have established networks of sources which often provide one-call access to the most sought after talent. The relative sizes of these industry practice groups, as measured by the percentage of 2012 net revenue and the number of executive search consultants as of December 31, 2012, are as follows:

Industry Practice Group	Percentage of 2012 Net Revenue	Number of Executive Search Consultants
Financial services	31.0%	41
Professional services	14.0%	16
Life sciences	17.0%	15
Technology/media/telecom	13.0%	15
Consumer/Retail	16.0%	8
Industrial	9.0%	8
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
Our Executive Search Consultants and Other Employees
As of December 31, 2012, we had 453 full-time employees consisting of 103 executive search consultants, 110 associates, 63 researchers and 177 administrative and support staff, including the 85 individuals employed in our offices in Latin America. We believe the high caliber, extensive experience and motivation of our professionals are critical factors to our success. We utilize a combination of base salary, revenue and volume bonuses, discretionary bonuses and equity compensation to compensate our employees. The average age of our executive search consultants is forty-eight years.
Our associates and researchers support the efforts of our executive search consultants with candidate sourcing and identification by making initial contact with candidates and performing other search-related functions. We train our associates and researchers, as well as new executive search consultants, in the use of our proprietary retained executive search process and communication systems. Additionally, we periodically hold training and development programs for our associates and researchers. As a result of our strong development culture, we have made a significant number of internal promotions. Over the past five years, we have promoted twenty-one associates to executive search consultant. Promotion to executive search consultant is based on a variety of factors, including demonstrated superior execution and business development skills, the ability to identify solutions to complex issues, personal and professional ethics, a thorough understanding of the market and the ability to develop and build effective teams.
We believe we have been able to attract and retain some of the most productive executive search consultants with previous search backgrounds and strong specialty expertise. We consider relations with our employees to be good.
Clients
We have a diverse group of clients located throughout the world in a variety of industries. In 2012, no client accounted for more than 5% of our revenue. In 2011, one client accounted for 5% of our revenue. From January 1, 2005, through December 31, 2012, we have performed 7,167 searches for over 2,000 clients, including some of the leading Fortune 1000, FTSE 100, DAX and CAC 40 companies as well as private equity and venture capital firms and their portfolio companies.
Historically, we have been successful in both adding to our client base and generating repeat business from existing clients. We believe that our dedication to successfully completing our retained searches in a timely and structured manner has enabled us to develop a strong and loyal client base. This has resulted in highly recurring revenue from our existing clients. For example, over the past three years, approximately 78% of our engagements came from clients who had previously used our services. In 2012, we had 235 clients that retained us to perform more than one search for them.
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
A significant value-added benefit of our database is driven by our dynamic client interface, ClientNet®, which enables clients to access candidate-specific details throughout their search process. ClientNet® captures candidate-specific data over time thus ensuring continuous search momentum and providing an efficient process for our clients.
Competition
The executive search industry is highly competitive and fragmented. Our most direct competition comes from the larger executive search firms that compete on a global scale, including Egon Zehnder International, Heidrick & Struggles International (NASDAQ: HSII), Korn/Ferry International (NYSE: KFY), Russell Reynolds Associates, Inc. and Spencer Stuart. We primarily compete with these competitors based upon our relationships with the key decision-makers, as well as our reputation for offering a unique value proposition to our clients. In large part, the genesis of our differentiation is an intense focus on making timely, successful placements that match the needs of our clients. To ensure that we are meeting our clients' expectations, we carefully track our placement rate, average days to placement and stick rate. Furthermore, our size and culture enable us to quickly adapt to current market conditions and demands.

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
Demand for our services is affected by global economic conditions and the general level of economic activity in the geographic regions and industries in which we operate. The concentration of our business in certain geographic regions and/or industries exacerbates this risk. For example, 31% of our net revenue in 2012 was derived from providing our services to the financial services industry. When conditions in the global economy, including the credit markets, deteriorate, or economic activity slows, companies may hire fewer permanent employees and some companies, as a cost-saving measure, may choose to rely on their own human resources departments rather than third-party search firms to find talent. Certain of the geographic regions and industries in which we operate have recently deteriorated significantly and may remain depressed for the foreseeable future. If the national or global economy or credit market conditions in general deteriorate, or the demand for our services in a significant industry decreases, our cash flows, business, financial condition and results of operations would be adversely affected.

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
Our success depends upon our ability to develop and maintain strong, long-term relationships with our clients. Although we work on building these relationships between our firm and our clients, in many cases, one or two executive search consultants have primary responsibility for a client relationship. Additionally, a limited number of executive search consultants have primary responsibility for a disproportionate share of our business. In 2012, for example, our top three executive search consultants had primary responsibility for generating business equal to approximately 12% of our net revenues, and our top ten executive search consultants had primary responsibility for generating business equal to approximately 28% of our net revenues.
Since we do not generally enter into non-competition agreements with our executive search consultants, our executive search consultants are not contractually prohibited from leaving or joining one of our competitors and some of our clients could choose to use the services of that competitor instead of us. We may also lose clients if the departing executive search consultant has widespread name recognition or a reputation as a specialist in executing searches in a specific industry or management function. Although our employment contracts prohibit former executive search consultants from soliciting any of our employees for a period of one year, we may lose additional executive search consultants if they choose to join the departing executive search consultant at another executive search firm. If we fail to limit departing executive search consultants from moving business or recruiting our executive search consultants to a competitor, our business, financial condition and results of operations could be adversely affected.
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
Our success depends upon our ability to store, retrieve, process and manage substantial amounts of information. To achieve our goals, we must continue to improve, upgrade and invest in our information management systems. We may be unable to license, design and implement, in a cost-effective and timely manner, improved information systems that allow us to compete effectively. In addition, business process re-engineering efforts may result in a change in software platforms and programs. In addition to the cost of licensing, designing and implementing new information systems, such efforts may present transitional problems. Finally, although our data center is maintained at a third-party location, if we experience any interruptions or loss in our information processing capabilities or loss of key client data, our business, financial condition and results of operations could be adversely affected.
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
Since 2004, we have experienced a period of rapid growth. This places a significant strain on our managerial and operational resources. Our number of employees grew from 88 as of December 31, 2004, to 453 as of December 31, 2012, mainly as a result of opening new non-U.S. locations, adding executive search consultants and staff supporting such executive search consultants, and acquisitions. To accommodate our future expected growth, we may need to implement new or upgraded operating and financial systems, procedures and controls throughout many different locations. These efforts may not be successful. Additionally, opening new office locations may strain our financial and management resources. Our failure to expand and integrate these systems, procedures and office locations efficiently could cause our expenses to increase disproportionately and our net revenues to decline or grow more slowly than expected, which could have a material adverse effect on our business, financial condition and results of operations.
Our multinational operations may be adversely affected by economic, social, political and legal risks.
We generate substantial net revenue outside the United States. We offer our services through fourteen locations outside the U.S. We are exposed to the risk of changes in economic, social, political and legal conditions inherent in international operations, which could have a significant impact on our business, financial condition and results of operations. In particular, we conduct business in countries where the legal systems, local laws and trade practices are unsettled and evolving. Commercial laws in these countries are sometimes vague, arbitrary and inconsistently applied. If we fail to comply with local laws, our business, financial condition and results of operations could suffer. In addition, the global nature of our operations poses challenges to our management as well as our financial and accounting systems. Failure to meet these challenges could have a material adverse effect on our business, financial condition and results of operations.
A significant currency fluctuation between the U.S. dollar and other currencies could adversely impact our operating income.
With operations in the Americas, Europe, the Middle East and Asia Pacific, we conduct business using various currencies. In 2012, 39.6% of our fee revenue was generated outside of North America. As we typically transact business in the local currency, our profitability may be impacted by the translation of foreign currency financial statements into U.S. dollars. Significant long-term fluctuations in relative currency values, in particular an increase in the value of the U.S. dollar against foreign currencies, could have a material adverse effect on our profitability and our business, financial condition and results of operations.
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
Although our common stock is traded on the NYSE MKT exchange, it may remain illiquid, or “thinly traded,” which can increase volatility in the share price and make it difficult for investors to buy or sell shares in the public market without materially affecting the quoted share price. Further, investors seeking to buy or sell a certain quantity of our shares in the public market may be unable to do so within one or more trading days. If limited trading in our stock continues, it may be difficult for holders to sell their shares in the market at any given time at prevailing prices.
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
Our senior management and executive search consultants own an aggregate of 4,007,243 shares, or 57% of our outstanding common stock. More specifically, six members of our senior management and executive search consultants own, collectively, 3,015,824 shares, or 43%, of our outstanding common stock. Because a limited number of persons may exert substantial influence over us, transactions could be difficult or impossible to complete without the support of those persons. It is possible that these persons will exercise control over us in a manner adverse to your interests.
Future sales of our common stock may cause our stock price to decline.
If our existing stockholders sell, or indicate an intention to sell, substantial amounts of our common stock in the public market, the market price of our common stock could decline. These sales might also make it more difficult for us to sell additional equity securities at a time and price that we deem appropriate. As of December 31, 2012, we had 6,983,561 shares of common stock outstanding.
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
As of the date here of, 3,170,268 shares have become available for sale without registration under the Securities Act subject to the volume or other limitations under Rule 144. After the expiration of the remaining lock-up periods, up to 1,618,824 of additional restricted securities may be sold into the public market in the future without registration under the Securities Act to the extent permitted under Rule 144. These shares will be available for sale on December 7, 2013, subject to volume or other limits under Rule 144.
Furthermore, 1,000,000 shares were available for grant under our 2010 Equity Incentive Plan and, if issued or granted, will become eligible for sale in the public market once permitted by provisions of the various vesting agreements, lock-up agreements and Rule 144, as applicable. To date, 235,858 shares were granted under the plan leaving 764,142 shares available.
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
None.
ITEM 2. PROPERTIES.
Offices
Our principal executive offices are located in New York, New York, and our corporate, administrative and research functions are located in our office in Cleveland, Ohio. Our operations are based in the following locations:

U.S. Locations	Non-U.S. Locations
Boston, MA	Dubai, United Arab Emirates	Bogota, Colombia
Chicago, IL	Geneva, Switzerland	Caracas, Venezuela
Cleveland, OH	Hong Kong	Lima, Peru
Columbia, MD	London, United Kingdom	Mexico City, Mexico
Dallas, TX	Paris, France	Panama City, Panama
New York, NY	Shanghai, China	Santiago, Chile
Redwood Shores, CA	Singapore	Sao Paulo, Brazil
Washington, DC	Frankfurt, Germany
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
PART II
ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.
Market
The Company’s initial public offering was effective December 7, 2010, and trading commenced on December 8, 2010 on the NYSE MKT stock market. The closing price on March 21, 2013, was $3.85. The trading symbol is CTP.
Prices
The table below sets forth the high and low sales prices during each calendar quarter since December 8, 2010.

2012	High	Low
Fourth Quarter	$4.75	$3.82
Third Quarter	5.56	3.32
Second Quarter	6.93	4.01
First Quarter	7.10	4.80
2011
Fourth Quarter	$5.80	$4.52
Third Quarter	12.20	3.75
Second Quarter	14.35	11.81
First Quarter	16.15	13.95
As of March 15, 2013, there were 84 stockholders of record of the common stock.

Issuer Purchases of Equity Securities
The following table provides information related to our purchase of common shares for the year ended December 31, 2012.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares That May Yet Be Purchased Under Publicly Announced Plans or Programs
January 1, 2012 - January 31, 2012	$0	$0	$0	$1,000,000
February 1, 2012 - February 29, 2012	5,500	6.72	5,500	963,013
March 1, 2012 - March 31, 2012	5,500	6.54	5,500	926,892
April 1, 2012 - April 30, 2012	2,000	6.30	2,000	914,625
May 1, 2012 - May 31, 2012	4,151	6.16	4,151	889,051
June 1, 2012 - June 30, 2012	4,802	5.40	4,802	863,142
July 1, 2012 - July 31, 2012	10,900	5.40	10,900	803,594
August 1, 2012 - August 31, 2012	202,400	3.96	202,400	1,831
September 1, 2012 - September 30, 2012	—	—	—	1,831
October 1, 2012 - October 31, 2012	4,767	5.36	—	1,831
November 1, 2012 - November 30, 2012	—	—	—	1,831
December 1, 2012 - December 31, 2012	—	—	—	1,831
Total	240,020	5.73	235,253	0

Equity Compensation Plan Information

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders	102,500	0	661,642
Equity compensation plans not approved by security holders	0	N/A	0
Total	102,500	N/A	661,642
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
During the twelve-month period ending December 31, 2012, we:

•	Used approximately $1 million to repurchase shares pursuant to our 2012 share repurchase program; and

•	Used approximately $5.7 million for the cash payment related to the acquisitions of our Latin America licensee and Cheverny CEO Search S.A.
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
Management’s Discussion and Analysis of Financial Condition and Results of operations has been prepared for the twelve-month periods ending December 31, 2012, and 2011.
Overview
Business Overview
We are a leading performance-driven executive search firm serving clients across the globe. Committed to a philosophy of partnering with our clients, we offer a proven record in C-Suite, senior executive, and board searches, as well as expertise serving private equity and venture capital firms. Our organizational structure is designed to provide high quality, industry-focused executive search services to our clients worldwide. Our executive search consultants are dedicated to specific industry verticals and are leading experts in their given sectors. We believe that industry specialization enables us to better understand our clients' cultures, operations, business strategies and industries. Our six largest industry practice groups are financial services, professional services, life sciences, technology/media/telecom (“TMT”), consumer/retail and industrial.
Components of Our Statement of Operations
Net Revenue. Our executive search services are provided on a retained basis. Net revenue is comprised of the following three components:

•
Fee Revenue. The vast majority of our revenue for retained executive search and board advisory services is received as retainer fees (which we refer to as “fee revenue”). Our retainer fee is typically equal to 33% of the first year total cash compensation for the position being filled. Generally, our retainer fee is paid in three installments commencing in the month of our engagement by the client. At the time of placement, the total fee is trued up to an amount equal to 33% of the difference between the actual total cash compensation paid and the estimate. In the event that a client hires a candidate for a position other than the position identified in the original search assignment, we typically are paid 30% of the first year’s total cash compensation for the position filled.

•
Indirect Expenses Billed to Clients. For each engagement, we are paid a flat fee, up to $9,000, to cover certain costs associated with the search process. These costs include research and research tools; other outside services; and the development and maintenance of our proprietary database and communication systems.

•
License Revenue. During 2011, for services rendered by our then associated offices in Latin America, we were paid a license fee equal to a percentage of the gross fees billed to clients. The license fee is 3% for the first year of affiliation and 6% thereafter. As more fully described herein, the Company completed the purchase of its Latin American licensee effective January 2, 2012.

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

Since we were paid license fees by our then associated offices in Latin America in 2011, and we did not employ the executive search consultants in those offices, we excluded our associated offices in Latin America in tracking the revenue drivers listed above. Our 2012 results include Latin America operations.
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
Compensation and Benefits Expenses. At the consultant level, we utilize a combination of base salary, revenue and volume bonuses and equity compensation to compensate our employees. Each executive search consultant is paid a tiered bonus based upon the amount of collected revenue that is credited to such consultant. The higher the revenue credited, the higher the percentage of such revenue that is paid to the executive search consultant as a bonus and thus accrued by us as an expense. As a result of this tiered bonus system, the mix of individual consultants’ performance levels can significantly affect the total amount of compensation expense we record. We pay a volume bonus to our executive search consultants based upon the total amount of collected revenue originated by an executive search consultant.
We periodically grant equity compensation to our executive officers and executive search consultants in order to:

•	align our employees’ interest with those of our stockholders;

•	facilitate ownership of our common stock by our executive officers and executive search consultants; and,

•	attract and retain talent.
General and Administrative Expenses. General and administrative expenses are comprised primarily of rent, depreciation, business development, professional fees, communications and IT, networking costs and insurance. Incremental increases in revenue do not necessarily result in proportional increases in general and administrative expenses.
2012 Overview
On January 2, 2012, we acquired our Latin America licensee for an aggregate purchase price of $10.2 million, which consisted of an initial cash payment of $5.25 million and a non-interest bearing seller note for $5.25 million which has been discounted by the Company in the amount of $263,303. As further described in Note 2 to the Consolidated Financial Statements, $7.2 million of contingent consideration was accounted for as post-combination compensation.
On October 10, 2012, we completed an acquisition of Cheverny CEO Search, S.A., a Paris, France based search firm focused on executive recruiting, for an aggregate purchase price of $1.6 million, consisting of initial cash payment of $0.5 million, and a non-interest bearing seller note for $1.0 million, which was recorded at fair value. Similarly, the acquisition resulted in an additional $1.0 million of post-combination compensation.
The Company intends to amend certain provisions of the purchase agreements to eliminate all employment contingencies. Completion of these amendments by the end of the first quarter of 2013 would result in a charge in the first quarter of 2013 of approximately $1.9 million to write off the remaining deferred post-combination compensation assets.
During the third quarter of 2012, we initiated a plan to reorganize operations in our Canadian and EMEA locations, incurring a reorganization charge of approximately $1.0 million. The reorganization of our operations will reduce costs and improve productivity, while positioning us well to take advantage of strengthening economic conditions. We expect that the reorganization will result in annualized cost savings of approximately $1.1 million.
Excluding Latin America, net revenue for the year ended December 31, 2012, decreased $6.1 million while operating loss improved by $2.8 million, compared to the year ended December 31, 2011. For the year ended December 31, 2012, Latin America operations contributed $13.4 million in revenue and $3.0 million in operating loss, which includes post-combination compensation charge of $6.1 million attributable to Latin America acquisition. Management's discussion and analysis includes the searches engaged to be performed by our Latin America offices and the resulting net revenues, expenses and cash flows for periods beginning January 2, 2012.
Operating loss for the year ended December 31, 2012 was $5.1 million, compared to an operating loss of $4.6 million for the year ended December 31, 2011. Excluding certain non-recurring charges of $7.3 million, as defined in the reconciliation of Non-GAAP measures, operating income improved by $6.8 million, to $2.2 million at December 31, 2012. The increase primarily reflects an increase in net revenues of $7.3 million offset by a $0.5 million increase in general and administrative expenses.
For the year ended December 31, 2012, we were engaged to perform 1,352 searches including 313 by our Latin America offices. For the year ended December 31, 2011, we were engaged to perform 1,100 searches. Our then Latin American licensee was engaged to perform 331 searches during the twelve-month period ended December 31, 2011. During the twelve months ended December 31, 2012, we placed candidates in 462 U.S. searches and in 571 non-U.S. searches, including 200 by our Latin America offices. For the twelve-month period ended December 31, 2011, we placed candidates in 483 U.S. searches and in 391 non-U.S. searches. Our then Latin American licensee placed 270 candidates during the twelve-month period ended December 31, 2011.

Relevant data is set forth below (this data excludes the operations of our associated offices in Latin America for 2011):

Performance Metrics	Year Ended December 31, 2012	Year Ended December 31, 2011	Increase/ Decrease	Percentage Increase/ Decrease
Number of new search assignments	1,352	1,100	252	22.9%
Number of executive search consultants (as of period end)	103	94	9	9.6%
Productivity, as measured by average annualized net revenue per executive search consultant	$1,246,400	$1,288,100	$(41,700)	(3.2)%
Average revenue per executive search	$91,900	$105,000	$(13,100)	(12.5)%
The decrease in average revenue per executive search is attributable to the inclusion of Latin America for the year ended December 31, 2012. Excluding Latin America, productivity and average revenue per executive search would have been $1,319,500 and $108,100 respectively for the twelve months ended December 31, 2012.

Adjusted Performance Measure, Excluding Certain Non-Recurring Charges
Data presented below is a non-GAAP measure, and excludes certain non-recurring charges. Management utilizes this information to measure performance, and believes it more appropriately reflects the results of ongoing operations.

	Reconciliation of Non-GAAP Measures to Net Income for the Year Ended (Unaudited)
	December 31, 2012			December 31, 2011
	Results of Operations	Effect of Adjustment	Adjusted Results of Operations (1)	Results of Operations	Effect of Adjustment	Adjusted Results of Operations (1)
Revenue
Net revenue	$128,381,579	$0	$128,381,579	$121,085,898	$0	$121,085,898
Reimbursable expenses	4,533,667	0	4,533,667	5,033,024	0	5,033,024
Total Revenue	132,915,246	0	132,915,246	126,118,922	0	126,118,922
Operating Expenses
Compensation and benefits	105,732,358	7,457,833	98,274,525	98,224,549	0	98,224,549
General and administrative	27,502,792	(146,514)	27,649,306	27,130,437	0	27,130,437
Reimbursable expenses	4,784,739	0	4,784,739	5,406,685	0	5,406,685
Total Operating Expenses	138,019,889	7,311,319	130,708,570	130,761,671	0	130,761,671
Operating income (loss)	(5,104,643)	(7,311,319)	2,206,676	(4,642,749)	0	(4,642,749)
Net income (loss)	$(3,583,823)	(4,744,032)	1,160,209	(3,234,562)	0	$(3,234,562)
Basic income (loss) per common share	$(0.51)	$(0.67)	$0.16	$(0.45)	$0.00	$(0.45)
Diluted income (loss) per common share	(0.51)	(0.67)	0.16	(0.45)	0.00	(0.45)

(1) Adjusted result is a non-GAAP financial measure that exclude reorganization charges of $964,000 (or $575,615, net of tax effect) and post-combination compensation charges of $6,347,000 ($4,168,000 net of tax effect), for the year ended December 31, 2012. No reorganization costs or post-combination compensation were incurred during the year ended December 31, 2011.
Use of non-GAAP measures: The tables above contain selected financial information calculated other than in accordance with U.S. Generally Acceptable Accounting Principles (“GAAP”). We define adjusted results of operations as follows:

•	Adjusted operating income is defined as operating income adjusted to exclude reorganization charges, net, and post-combination compensation charges.

•	Adjusted net income is defined as net income adjusted to exclude reorganization and post-combination compensation charges, net of tax effect.

•	Adjusted basic and diluted earnings per share are calculated by adjusting the numerator by the amount of the reorganization and post-combination compensation charges, net of tax effect.

Results of Operations
The following table summarizes, for the periods indicated, our results of operations as a percentage of net revenue:

	Twelve Month Period Ending December 31,
	2012	2011
Revenue:
Net revenue	100.0%	100.0%
Reimbursable expenses	3.5%	4.2%
Total revenue	103.5%	104.2%
Operating Expenses:
Compensation and benefits	82.4%	81.1%
General and administrative	21.4%	22.4%
Reimbursable expenses	3.7%	4.5%
Total operating expenses	107.5%	108.0%
Operating loss	(4.0)%	(3.8)%
Net interest expense	(0.1)%	—%
Loss before income taxes	(4.1)%	(3.8)%
Income tax benefit	1.3%	1.1%
Net loss	(2.8)%	(2.7)%
Twelve Month Period Ended December 31, 2012 Compared to Twelve Month Period Ended December 31, 2011
Net Revenue. Net revenue increased $7.3 million, or 6.0%, to $128.4 million in 2012 from $121.1 million in 2011. The increase in net revenue was the result of the inclusion of our Latin America operations which contributed $13.4 million in net revenue for the year ended December 31, 2012, offset by a reduction of $6.1 million in net revenue for all other locations, driven primarily by softer conditions in the North American professional services and TMT markets, and in the EMEA professional services market.
Compensation and Benefits Expenses. Compensation and employee benefits expense increased $7.5 million, or 7.6%, to $105.7 million in 2012 from $98.2 million in 2011. As a percentage of net revenue, compensation and benefits increased to 82.4% in 2012 from 81.1% in 2011. Excluding the reorganization and post-combination compensation charges of $7.5 million, compensation and benefits expense decreased to 76.5% of net revenue in 2012, compared to 81.1% in 2011.
The $7.5 million increase in compensation and benefits expense is principally due to accounting for a portion of contingent purchase consideration as post acquisition compensation. The remainder of the difference is comprised of an increase of $8.1 million due to the addition of our Latin America operation offset by a $6.9 million decrease from all other locations. The $8.1 million increase from Latin America was comprised of $5.1 million in consultant compensation and benefits expense, which was the direct result of the $13.4 million in net revenues generated by our 16 Latin America search consultants, and $3.0 million in non-consultant compensation and benefits expense due to the addition of 69 support staff from the Latin America acquisition.
The $6.9 million decrease in compensation and benefits from all other locations consisted of (i) a $4.2 million decrease in talent acquisition costs, (ii) a $2.4 million decrease in consultant bonuses as a direct result of lower revenues in the non-Latin American locations, (iii) a $1.0 million decrease in consultant salaries due to an overall decrease of 5 executive consultants year over year, (iv) a decrease in discretionary bonuses of $0.5 million, offset by (v) $1.1 million related to our reorganization and, (vi) an increase of $0.5 million in compensation and benefits due to the addition of 7 additional support staff.
General and Administrative Expenses. General and administrative expenses increased $0.4 million, or 1.4%, to $27.5 million in 2012 from $27.1 million in 2011. The increase is comprised of an addition of $2.5 million of general and administrative costs for Latin America, offset by (i) $0.8 million decrease in foreign currency translation expense, (ii) $0.5 million reduction in professional fees, (iii) $0.2 million decrease in global network infrastructure cost, (iv) decrease of $0.2 million in corporate travel, and (v) $0.2 million credit relating to reorganization charge, as more fully described in Note 14 to the consolidated financial statements.
Operating Loss. Operating loss was $5.1 million for the year ended 2012, a decrease of $0.5 million compared to an operating loss of $4.6 million in 2011. Excluding certain non-recurring charges, adjusted operating income improved by $6.8 million, to an operating income of $2.2 million in 2012. The improvement primarily reflects an increase in net revenue of $7.3 million, offset by an increase in general administrative costs of $0.5 million.
Net Interest Expense. Net interest expense increased $161,814 to $159,664 in 2012 from $2,150 of net interest income in 2011. The increase in net interest expense reflects the seller-financed notes issued in current year acquisitions.

Loss Before Taxes and Income Tax Benefit. In 2012 we recorded a loss before income taxes of $5.3 million and an income tax benefit of $1.7 million, compared to a loss before income taxes of $4.6 million and an income tax benefit of $1.4 million in 2011. The increase in income tax benefit is primarily due to a $0.6 million increase in loss before income taxes. The Company's effective tax rate was 31.9% for the year ended December 31, 2012.
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
The following table summarizes our cash flow for the periods shown:

	Year Ended December 31,
	2012	2011
Net cash provided by (used in) operating activities	$(513,850)	$1,667,248
Net cash (used in) investing activities	(3,834,330)	(2,556,325)
Net cash provided (used in) by financing activities	(1,179,059)	(1,178,143)
Net increase (decrease) in cash	$(5,527,239)	$(2,067,220)
Cash. Cash at December 31, 2012 was $15.9 million, as compared to $21.8 million at December 31, 2011. The decrease in cash principally reflects an increase in cash used in investing activities due to payment of $5.2 million for the Latin America acquisition.
Cash Flow from Operating Activities. In 2012, cash used by operating activities was $0.5 million principally reflecting $1.6 million of cash provided by operating activities in Latin America offset by a $2.2 million payment of contingent purchase price in Latin America acquisition, which was accounted for as post-combination compensation expense.
On a consolidated basis, cash used by operating activities included (i) a net loss of $3.6 million, (ii) recurring operating expenses of $3.1 million, which were $1.2 million less than in 2011 principally due to a $1.4 million decrease in share-based compensation and $0.9 million related to reorganization, (iii) a $6.3 million amortization of post-combination compensation expense, offset by a $2.2 million cash payment (iv) a $2.2 million increase in accrued business taxes principally due to a $1.5 million increase in VAT and other taxes from our Latin America operations, (v) a $0.9 million increase in accrued compensation due principally to the $1.2 million increase from our Latin America operations, (vi) a $0.7 million increase in accounts payable and accrued expenses principally due to the $1.1 million increase from our Latin America operations, offset by (vii) a $3.3 million decrease in accounts receivable, (viii) a $1.7 million decrease in prepaids and other receivables, and (viii) a $3.0 million decrease in deferred and accrued income taxes.
Cash from Investing Activities. In 2012, cash used in investing activities was $3.8 million compared to $2.6 million in 2011. The $3.8 million used in 2012 was comprised of $3.6 million used for the initial cash payment of purchase consideration related to our Latin America and Cheverny CEO Search, S.A. acquisitions, and $300,000 used to purchase leasehold improvements and equipment. In 2011, cash used in investing activities was $2.6 million mainly used to purchase leasehold improvements and equipment.
Financing Activities. In 2012, cash used for financing activities of $1.2 million consisted of $1.0 million used to repurchase shares of our common stock and $200,000 to pay down loans to former shareholders. In 2011, cash used for financing activities was also $1.2 million and consisted of $1.0 million used to repurchase shares of our common stock and $200,000 to pay down loans to former shareholders.
Under our credit facility, we may borrow U.S. dollars at LIBOR plus 3.25%. Our credit facility expires on April 30, 2013 and we are anticipating a renewal of the facility to April 30, 2015. The borrowings outstanding under our credit facility were $0 and $0 at December 31, 2012, and December 31, 2011, respectively. As of December 31, 2012, and 2011, we had $10 million available to borrow. The Company is required to maintain specified leverage and fixed charge coverage ratios as well as maintain a minimum net worth as defined in the Credit Agreement. During 2012 and 2011, the Company was in compliance with the covenants under the existing line of credit and no events of default existed.
We believe that our future cash flows from operating activities will be sufficient to operate our business in 2013 as we anticipate an estimated savings of $1.1 million in operating costs due to the reorganization of our Canadian and EMEA operations. We also believe that our cash flows from operating activities, coupled with the borrowing capacity of our credit facility, will allow us to continue to grow our firm.
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
Revenue Recognition. Substantially all of our revenue is derived from fees for professional services related to executive search services. Revenue before reimbursements of direct expenses (“net revenue”) consists of: retainer fees; indirect expenses billed to clients; supplemental fees (fees contractually due to the Company if the actual compensation of the placed candidate exceeds the estimated compensation on which the retainer fee was based or the client hires other candidates presented by the Company for positions not related to the original search assignment); and license revenue. Since retainer fees and indirect expenses are generally not contingent upon placement of a candidate, our assumptions primarily relate to establishing the period over which our services are performed. The period over which we recognize revenue may not directly correspond to the length of a search because revenue recognition is aligned with our assumptions regarding the provision of services during the engagement. These assumptions determine the timing of revenue recognition and profitability for the reported period. If these assumptions do not accurately reflect the period over which revenue is earned, revenue and profit could differ. We annually review our assumptions with regard to the establishment of the period over which our services are performed to ensure that our revenue recognition policy is in accordance with generally accepted accounting principles. Retainer fees and indirect expenses from executive search engagements are recognized over the expected period of performance in proportion to the estimated personnel time incurred to fulfill our obligations under the engagements. Any supplemental fees are recognized upon the occurrence of the event triggering the payment of a supplemental fee.
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
Share-Based Compensation. As of the Effective Date, the Company accounts for share-based compensation based on the fair value of the award at the grant date and recognizes compensation expense over requisite service or terms of the employment agreement.
Recently Adopted Financial Accounting Standards
On January 1, 2012, we adopted the Financial Accounting Standards Board Accounting Standard Update No. 2011-05, Presentation of Comprehensive Income, to increase the prominence of other comprehensive income within the financial statements. The guidance requires entities to present the components of net income and other comprehensive income either in a single continuous statement or in two separate, but consecutive, statements of net income and other comprehensive income. The option to only present other comprehensive income within the statement of stockholders' equity has been eliminated. We have presented the components of net income and other comprehensive income in two separate, but consecutive, statements of net income and other comprehensive income.
On January 1, 2012, the Financial Accounting Standards Board Accounting Standards Update No. 2011-08, Testing Goodwill for Impairment, became effective. This standard gives an entity the option of performing a qualitative assessment to determine whether it is necessary to perform step 1 of the annual goodwill impairment test. An entity is required to perform step 1, only if it concludes that it is more likely than not that a reporting unit's fair value is less than its carrying amount. An entity may choose to perform the qualitative assessment on none, some, or all of its reporting units or an entity may bypass the qualitative assessment for any reporting unit in any period and proceed directly to step 1 of the impairment test. We perform our impairment test during the fourth quarter of each year.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Not applicable for smaller reporting companies.

ITEM 8. FINANCIAL STATEMENTS.
Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders
CTPartners Executive Search Inc. and Subsidiaries

We have audited the accompanying consolidated balance sheets of CTPartners Executive Search Inc. and Subsidiaries (the Company) as of December 31, 2012 and 2011, and the related consolidated statements of operations, comprehensive income (loss), stockholders' equity, and cash flows for the years then ended. These financial are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of CTPartners Executive Search Inc. and Subsidiaries as of December 31, 2012 and 2011, and the results of their operations and their cash flows for the years then ended, in conformity with U.S. generally accepted accounting principles.

/s/ McGladrey LLP

Cleveland, Ohio
March 29, 2013

CTPARTNERS EXECUTIVE SEARCH INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	December 31, 2012	December 31, 2011
Assets
Current Assets
Cash	$15,947,102	$21,830,120
Accounts receivable, net	23,100,348	19,612,236
Other receivables	90,524	559,526
Prepaid expenses	2,948,694	2,394,872
Deferred income taxes	1,931,988	1,769,936
Income taxes receivable	0	1,592,562
Other	3,684,677	712,519
Total current assets	47,703,333	48,471,771
Non-current assets
Leasehold Improvements and Equipment, net	3,472,645	4,332,865
Goodwill	214,967	0
Intangibles, net	3,195,480	0
Other Assets	1,867,334	2,056,931
Deferred Income Taxes	4,020,800	678,554
	$60,474,559	$55,540,121
Liabilities and Stockholders’ Equity
Current Liabilities
Current portion of long-term debt	$3,186,349	$155,340
Accounts payable	1,761,706	993,558
Accrued compensation	24,400,563	23,660,070
Accrued business taxes	1,464,538	741,141
Income taxes payable	232,967	0
Accrued expenses	3,762,231	3,032,950
Total current liabilities	34,808,354	28,583,059
Long-Term Liabilities
Long-term debt, less current maturities	3,488,439	470,109
Deferred rent, less current maturities	1,366,506	1,649,070
Total long-term liabilities	4,854,945	2,119,179
Stockholders’ Equity
Preferred stock: 1,000,000 shares authorized, no shares issued and outstanding	0	0
Common stock: $0.001 par value, 15,000,000 shares authorized, 7,409,247 shares issued. 6,983,561 and 7,110,360 shares outstanding at December 31, 2012 and 2011, respectively	7,410	7,287
Additional paid-in capital	36,846,114	35,737,584
Accumulated deficit	(12,610,113)	(9,026,290)
Accumulated other comprehensive (loss), net of tax	(1,356,786)	(881,997)
Treasury stock at cost 425,686 and 176,271 shares at December 31, 2012 and 2011 respectively.	(2,075,365)	(998,701)
	20,811,260	24,837,883
	$60,474,559	$55,540,121
See Notes to Consolidated Financial Statements.

CTPARTNERS EXECUTIVE SEARCH INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF OPERATIONS

	Year Ended December 31, 2012	Year Ended December 31, 2011
Revenue
Net revenue	$128,381,579	$121,085,898
Reimbursable expenses	4,533,667	5,033,024
Total revenue	132,915,246	126,118,922
Operating expenses
Compensation and benefits	105,732,358	98,224,549
General and administrative	27,502,792	27,130,437
Reimbursable expenses	4,784,739	5,406,685
Total Operating Expenses	138,019,889	130,761,671
Operating loss	(5,104,643)	(4,642,749)
Interest (expense) income, net	(159,664)	2,150
Loss before income taxes	(5,264,307)	(4,640,599)
Income tax benefit	1,680,484	1,406,037
Net loss	$(3,583,823)	$(3,234,562)
Basic and diluted loss per common share	$(0.51)	$(0.45)
Basic and diluted weighted average common shares	7,087,769	7,189,247
See Notes to Consolidated Financial Statements.

CTPARTNERS EXECUTIVE SEARCH INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

	Year Ended December 31, 2012	Year Ended December 31, 2011
Net loss	$(3,583,823)	$(3,234,562)
Other Comprehensive Income (Loss), net of tax
Foreign currency translation adjustments	(373,438)	(50,662)
Termination of pension plan	—	492,761
Other	(101,351)	36,736
Other Comprehensive Income (Loss)	(474,789)	478,835
Comprehensive Loss	$(4,058,612)	$(2,755,727)
See Notes to Consolidated Financial Statements.

CTPARTNERS EXECUTIVE SEARCH INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY

	Common Stock		Additional Paid-in	Accumulated	Accumulated Other Comprehensive	Treasury	Total Stockholders’
	Shares	Amount	Capital	Deficit	Income (Loss)	Stock	Equity
Balance, December 31, 2010	7,176,920	$7,177	$33,622,796	$(5,791,728)	$(1,360,832)	—	$26,477,413
Net loss	—	—	—	(3,234,562)	—		(3,234,562)
Foreign currency translation adjustments	—	—	—	—	(50,662)	—	(50,662)
Defined benefit pension plan	—	—	—	—	492,761	—	492,761
Other	—	—	—	—	36,736	—	36,736
Share-based compensation	109,711	110	2,114,788	—	—	—	2,114,898
Treasury Stock	(176,271)	—		—	—	(998,701)	(998,701)
Balance, December 31, 2011	7,110,360	7,287	35,737,584	(9,026,290)	(881,997)	(998,701)	24,837,883
Net loss	—	—	—	(3,583,823)	—	—	(3,583,823)
Foreign currency translation adjustments	—	—	—	—	(373,438)	—	(373,438)
Other	—	—	—	—	(101,351)	—	(101,351)
Share-based compensation	122,616	123	733,530	—	—	—	733,653
Employee stock purchase program	—	—	375,000	—	—	—	375,000
Treasury Stock	(249,415)	—	—	—	—	(1,076,664)	(1,076,664)
Balance, December 31, 2012	6,983,561	$7,410	$36,846,114	$(12,610,113)	$(1,356,786)	$(2,075,365)	$20,811,260

See Notes to Consolidated Financial Statements.

CTPARTNERS EXECUTIVE SEARCH INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended December 31,
	2012	2011
Cash Flows From Operating Activities
Net loss	$(3,583,823)	$(3,234,562)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities
Depreciation and amortization	1,313,068	1,398,012
Reorganization charges	882,080	—
Share-based compensation	733,531	2,114,898
Amortization of discount on seller notes	183,022	—
Amortization of post-combination compensation	6,347,139	—
Deferred income taxes	(3,504,298)	(818,684)
Other comprehensive income change for pension plan termination	—	492,761
Changes in operating assets and liabilities, net of effect of acquired businesses:
Accounts receivable, net	(3,264,127)	1,570,699
Prepaid expenses	(596,176)	193,101
Income taxes receivable	1,592,562	(1,592,562)
Other assets and receivables	(3,307,839)	(832,690)
Accounts payable	745,375	(578,124)
Accrued compensation	907,485	5,647,926
Accrued business taxes	692,479	(684,698)
Income taxes payable	232,967	(1,172,649)
Accrued expenses	281,457	(888,691)
Deferred rent	(168,752)	52,511
Net cash (used in) provided by operating activities	(513,850)	1,667,248
Cash Flows From Investing Activities
Acquisition of businesses	(3,564,043)	0
Purchase of leasehold improvements and equipment	(270,287)	(2,556,325)
Net cash used in investing activities	(3,834,330)	(2,556,325)
Cash Flows From Financing Activities
Principal payments on long-term debt	(155,340)	(179,442)
Repurchase of common stock	(1,023,719)	(998,701)
Net cash used in financing activities	(1,179,059)	(1,178,143)
Net decrease in cash	(5,527,239)	(2,067,220)
Effect of foreign currency on cash	(355,779)	(133,203)
Cash:
Beginning	21,830,120	24,030,543
Ending	$15,947,102	$21,830,120
Supplemental Disclosures of Cash Flow Information
Cash paid (refunded) during the year for
Interest	$21,185	$38,782
Income taxes	$(444,577)	$2,524,790
Supplemental Disclosures of Non-Cash Financing Information
Employee discount stock purchase award in lieu of cash compensation	$375,000	$—
Treasury stock acquired in lieu of shareholder receivable	$(52,945)	$—

Supplemental Disclosure of Non-Cash Investing Activities
Acquisition of business - Latin America
Total identifiable assets acquired	$2,831,596	$—
Goodwill	214,967	—
Deferred post-combination compensation	7,190,134	—
Aggregate purchase price per purchase agreement	$10,236,697	$—
Cash paid for post-combination compensation arrangement	(2,203,437)	—
Less: Seller note	(4,986,697)	—
Cash Paid for Acquisition of a Business	$3,046,563	$—

Acquisition of business - CEO Cheverny
Total identifiable assets acquired	$775,554	$—
Deferred post-combination compensation	1,034,960	—
Gain on bargain purchase of a business	(258,074)	—
Aggregate purchase price per purchase agreement	$1,552,440	$—
Less: Seller note	(1,034,960)	—
Cash Paid for Acquisition of a Business	$517,480	$—
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
As further described in Note 2, effective January 2, 2012, the Company purchased its Latin American licensee.
The Company is subject to the rules and regulations of the United States Securities and Exchange Commission (the "SEC"), and the relevant provisions of the Securities Acts of 1933, as amended, and the Securities Exchange Act of 1934, as amended. The Company's common stock trades on the NYSE MKT exchange under the symbol "CTP".
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
Revenue Recognition — Substantially all revenue is derived from fees for professional services related to executive search services. Revenue before reimbursements of direct expenses (“net revenue”) consists of: retainer fees; indirect expenses billed to clients; supplemental fees (fees contractually due to the Company if the actual compensation of the placed candidate exceeds the estimated compensation on which the retainer fee was based or the client hires other candidates presented by the Company for positions not related to the original search assignment); and license revenue. Retainer fees and indirect expenses from executive search engagements are recognized when earned and realizable, typically over the expected average period of performance in proportion to the estimated effort incurred to fulfill our obligations under the engagements. Any supplemental fees, resulting from actual compensation of the placed candidate exceeding the estimated compensation, are recognized upon the occurrence of the event triggering the payment of a supplemental fee.
Reimbursements — The Company incurs out-of-pocket expenses that are generally reimbursed by its clients, which are accounted for as revenue in its consolidated statements of operations.
Accounts Receivable — The Company extends unsecured credit to customers under normal trade agreements, which generally require payments upon receipt. Accounts greater than ninety days past due are considered delinquent. Accounts receivable are written off when deemed uncollectable.
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
Deferred Rent — The Company recognizes rent expense on a straight-line basis over the term of the lease. Deferred rent is recognized for the excess of rental expense over rental payments. The portion of deferred rent which will not be recognized into the consolidated statement of operations within one year is included as a long-term liability on the consolidated balance sheets at December 31, 2012, and 2011.

Share-Based Compensation — The Company has an equity incentive plan under which the Board of Directors may grant restricted stock or stock options to employees and consultants. Share based compensation cost is measured on the grant date fair value of the award, and recognized in the financial statements over the requisite service period.
Income Taxes — The Company’s subsidiaries are subject to entity-level income taxes in their respective foreign jurisdictions.

CTPARTNERS EXECUTIVE SEARCH INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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
Management evaluated the Company’s tax positions and concluded that the Company had taken no uncertain tax positions that require adjustment to the consolidated financial statements. With few exceptions, the Company is no longer subject to tax examinations by the U.S. federal, state or local tax authorities for years prior to 2009. When and if applicable, potential interest and penalty costs are accrued as incurred, with expenses recognized in general and administrative expenses in the consolidated statement of operations. For non-US locations, the Company is no longer subject to audit examinations prior to 2009, except for the United Kingdom which extends to 2005. When and if applicable, potential interest and penalty costs are accrued as incurred, with expenses recognized in general and administrative expenses in the consolidated statements of operations.
Foreign Currency Translation — The Company generally designates the local currency for all its foreign subsidiaries as the functional currency, except for Venezuela, as discussed below. Accordingly, assets and liabilities of these subsidiaries are translated at the exchange rate in effect at each period/ year-end. The results of operations are translated at the average monthly rate of exchange. Translation adjustments arising from the use of differing exchange rates from period to period are recorded as part of accumulated other comprehensive income (loss). Gains and losses from transactions denominated in non-functional currency are included in operating results for the period. For 2012 and 2011, net foreign currency gains (losses) included in net loss were :

	Year Ended December 31, 2012	Year Ended December 31, 2011
Net foreign currency gain/(loss)	$467,628	$(401,008)

Venezuela

As further described in Note 2, effective January 2, 2012, the Company purchased its Latin American licensee, including operations in Venezuela. The economy in Venezuela has had significant inflation in the last several years. At the time of the acquisition, the Venezuelan economy was designated as highly inflationary, and is accounted for pursuant to accounting guidance for highly inflationary economies. Therefore, the U.S. dollar is designated to be the functional currency of our Venezuelan operations, and any gain or loss resulting from foreign currency translation is reflected in the general and administrative expenses in Company's results of operations.

The Venezuelan Central Bank is the only institution through which foreign currency-denominated transactions can be brokered. Under the system known as the Foreign Currency Securities Transactions System (SITME), entities domiciled in Venezuela can buy U.S. dollar-denominated securities only through banks authorized by Venezuelan Central Bank to import goods, services, or capital inputs. SITME imposes volume restrictions on an entity's trading activity, limiting such activity to a maximum amount equivalent of $50,000 per day, not exceeding $350,000 in a calendar month. This limitation is non-cumulative. Given the limited availability of alternative exchange mechanisms in Venezuela, the Company uses the published SITME rate to re-measure transactions denominated in Bolivars. As of December 31, 2012, the exchange rate was 5.30 Bolivares per U.S. dollar. During the twelve months ending December 31, 2012, the Company's Venezuelan operations generated 2.1% of consolidated net revenue. In February of 2013, the Venezuelan government eliminated the SITME rate and devalued its currency to 6.3 Bolivars per U.S. dollar. We anticipate that the effect on the Company's consolidated financial statements will not be material.

Accumulated Other Comprehensive Loss — The Company’s accumulated other comprehensive (loss), net of tax, is comprised of, and related to, the following:

	December 31, 2012	December 31, 2011
Foreign currency translation adjustments	(1,170,114)	(796,677)
Other	(186,672)	(85,320)
	$(1,356,786)	$(881,997)
Financial Instruments — Cash is stated at cost, which approximates fair market value. The carrying value for account receivables, accounts payable, and other accrued liabilities reasonably approximates fair market value due to the nature of the financial instruments and the short term nature of the item. The Company recorded two notes payable to seller in the process of acquiring our Latin America licensee and expanding our French operations by acquiring Cheverny CEO Search, S.A. These notes were recorded at fair value at the time of acquisition.
Fair Value — The Company measures the fair values in accordance with accounting guidance that defines fair value, provides guidance for measuring fair value and requires certain disclosures. The guidance also discusses valuation techniques, such as the market approach

CTPARTNERS EXECUTIVE SEARCH INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(comparable market prices), the income approach (present value of future income or cash flow) and the cost approach (cost to replace the service capacity of an asset or replacement cost). The guidance establishes a fair value hierarchy that prioritizes the inputs to valuation techniques used to measure fair value into three broad levels. The following is a brief description of those three levels:

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
Goodwill - As a result of the acquisition of its Latin America licensee, the Company recorded initial goodwill of $214,967. Goodwill represents the excess of the purchase price over the fair value of assets acquired and liabilities assumed, if any. The goodwill impairment test compares the fair value of a reporting unit with its carrying amount, including goodwill. If the carrying amount of a reporting unit exceeds its fair value, goodwill of the reporting unit would be considered impaired. To measure the amount of the impairment loss, the implied fair value of a reporting unit's goodwill is compared to the carrying amount of that goodwill. If the carrying amount of a reporting unit's goodwill exceeds the implied fair value of that goodwill, an impairment loss is indicated. The company conducted its annual goodwill impairment evaluation as of December 31, 2012. For this test, the fair value of the Company's relevant reporting unit is determined using a combination of valuation techniques, including a discounted cash flow methodology. The discounted cash flow approach is dependent on a number of factors, including estimates of future market growth and trends, forecasted revenue and costs, and the appropriate discount rates. The completion of the first step of the goodwill impairment indicated that the fair value of the reporting unit exceeded its carrying amount, therefore, as of December 31, 2012, there were no indicators of impairment with respect to the company's goodwill.
In October 2012, the Company acquired Cheverny CEO Search, S.A., a Luxembourg based search firm. Identifiable asset value exceeded fair value of the consideration paid, resulting in a bargain purchase of business. The Company recognized gain on bargain purchase of a business in the amount of $258,000 for the year ended December 31, 2012. The gain is recorded in the general and administrative expense in the Company's statement of operations. There was no goodwill as a result of acquisition.
Intangible Assets - Intangible assets primarily consist of customer relationships, developed technology and trademarks, and are recorded at their estimated fair value at the date of acquisition. Customer relationships and developed technology are amortized using the straight-line method over their estimated useful lives of 10 years. Trademarks are considered indefinite-lived intangible assets, and must be tested for impairment annually, or more frequently if the events or changes in circumstances indicate that the asset might be impaired. The Company determined that there are no indicators of impairment at December 31, 2012.
Recently Adopted Accounting Standards - On January 1, 2012, we adopted the Financial Accounting Standards Board Accounting Standard Update No. 2011-05, Presentation of Comprehensive Income, to increase the prominence of other comprehensive income within the financial statements. The guidance requires entities to present the components of net income and other comprehensive income either in a single continuous statement or in two separate, but consecutive, statements of net income and other comprehensive income. The option to only present other comprehensive income within the statement of stockholders' equity has been eliminated. We have presented the components of net loss and other comprehensive loss in two separate, but consecutive, statements of operations and other comprehensive loss.
Reclassifications — Certain items in the 2011 consolidated financial statements have been reclassified to conform to the 2012 presentation.

Note 2. Acquisitions
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
The assets acquired were recorded at fair value. The aggregate purchase price in the agreement was $10,236,697 which was paid in cash and the issuance of a non-interest bearing seller note for $5,250,000. The note has been discounted by the Company in the amount of $263,303 to reflect fair value of the note. This amount is due in equal installments of $2,625,000 each on January 2, 2013 and January 2, 2014 respectively. A portion of the total purchase price was contingent upon the continued employment of certain key employees. The purchase agreement provides that the selling shareholders are required to repay to the company up to the aggregate amount of $7,190,134 if their

CTPARTNERS EXECUTIVE SEARCH INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

employment terminates prior to the 36-month anniversary of the closing of the transaction. Therefore, the contingent portion of the purchase price is accounted for as compensation for post-combination services, and recognized over three years using the graded-vesting method. After accounting for a portion of the purchase price as post-combination compensation, the fair value of the consideration allocation to the assets and liabilities acquired was $3,046,563. Post-combination compensation expense of $6,100,720 is included in the results of operations for the year ended December 31, 2012.
The Company also incurred acquisition related costs of $420,100, which were recorded as general and administrative expenses in the consolidated statements of operations during 2011 and 2012, as incurred.

The following table summarizes fair value of the consideration paid and assets acquired at the acquisition date:

Consideration:
Cash	$5,250,000
Seller note payable	4,986,697
Post combination compensation	(7,190,134)
$3,046,563
Recognized amounts of identifiable assets acquired:
Leasehold improvements and equipment	$131,596
Intangible assets	2,700,000
Total identifiable net assets acquired	2,831,596
Goodwill	214,967
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
The fair value of the identifiable intangible assets was measured based upon significant inputs that were not observable in the market, and therefore are classified as Level 3. The fair value was provided by an independent valuation firm; key assumptions included (a) management’s projections of future cash flows based upon past experience and future expectations and (b) a weighted-average discount rate of 18.9%.
The fair value assigned to identifiable intangible assets and their useful lives at the acquisition date is as follows:

	Amount	Useful Life
Customer relationships	$2,480,000	10 years
Developed technology	220,000	10 years
	$2,700,000
The weighted-average useful life of total amortizable intangible assets acquired is 10 years.
The total revenues and net loss attributable to the acquisition, since the acquisition date, included in the consolidated statements of operations for the twelve months ended December 31, 2012, are as follows:

Twelve Months Ended December 31, 2012
Total Revenues	$13,397,557
Net Loss	$(2,163,729)
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

Pro forma unaudited total revenues and net loss of the combined entity had the acquisition date been January 1, 2011, are as follows:

CTPARTNERS EXECUTIVE SEARCH INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	Year Ended December 31, 2012	Year Ended December 31, 2011
Total Revenues	$132,915,246	$137,709,636
Net Loss	$(81,953)	$(6,080,432)
The supplemental pro forma net loss information for the year ended December 31, 2011, has been adjusted to exclude certain non-recurring expenses of $1,840,000 relating to non-recurring management compensation, to include total acquisition-related costs of $420,100, and to include post-combination compensation expense of $4,006,584, net of tax. Pro forma net loss for the year ended December 31, 2012 excludes acquisition costs of $91,658, net of tax, post-combination compensation cost amortization of $4,006,584, net of tax, and includes post-combination compensation amortization of $572,369, net of tax.

Cheverny CEO Search, S.A.

On October 10, 2012, the Company completed an acquisition of Cheverny CEO Search, S.A., a Paris, France based search firm focused on executive recruiting. The first payment of $517,480 was made in cash on the acquisition date, and a non-interest bearing seller note was issued for $1,080,098. The note was recorded at fair value of $1,034,960, which includes a fair value adjustment of $45,138. The note is payable in two installments of $517,480 each on July 12, 2013 and July 12, 2014. A portion of the total purchase price was contingent upon the continued employment of the acquiree. Therefore, the contingent portion of the purchase price is accounted for as compensation for post-combination services, recognized over the requisite service period using the graded-vesting method. Post-combination compensation expense of $246,419 is included in the results of operations for the year ended December 31, 2012. Total costs of $45,550 relating to the Cheverny CEO Search acquisition were expensed during the twelve-month period ending December 31, 2012.

The table below summarizes fair value of the consideration paid and assets acquired at the acquisition date. The acquisition is not considered material to the Company, and, therefore, pro-forma information has not been presented.

Consideration:
Cash	$517,480
Seller note payable	1,034,960
Deferred post-combination compensation	(1,034,960)
$517,480
Recognized amounts of identifiable assets acquired:
Trademarks	$372,586
Intangible assets	402,968
Total identifiable net assets acquired	775,554
Gain on bargain purchase of a business	(258,074)
$517,480

The fair value of the identifiable intangible assets was measured based upon significant inputs that were not observable in the market, and therefore are classified as Level 3. The fair value was provided by an independent valuation firm; key assumptions included (a) management’s projections of future cash flows based upon past experience and future expectations and (b) a weighted-average discount rate of 16%.

The fair value assigned to identifiable intangible assets and their useful lives at the acquisition date is as follows:

	Amount	Useful Life
Customer relationships	$402,968	10 years
Trademarks	372,586	Indefinite
	$775,554

Note 3. Accounts Receivable
The Company extends unsecured credit to customers under normal trade agreements, which generally require payment upon invoice receipt. The allowance for doubtful accounts is based upon management's review of delinquent accounts and an assessment of the Company's

CTPARTNERS EXECUTIVE SEARCH INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

historical evidence of collections. The Company also provides a reserve for billing adjustments based upon historical experience. The allowance for doubtful accounts and billing adjustments amounted to $1,376,088 and $1,143,840 at December 31, 2012, and December 31, 2011, respectively.

Note 4. Leasehold Improvements and Equipment
The components of the leasehold improvements and equipment at December 31 are as follows:

	2012	2011
Leasehold improvements	$3,301,237	$3,133,511
Office furniture, fixtures and equipment	2,733,263	2,627,058
Computer equipment and software	4,397,046	4,393,904
	10,431,546	10,154,473
Accumulated depreciation and amortization	(6,958,901)	(5,821,608)
	$3,472,645	$4,332,865
Depreciation and amortization expense relating to leasehold improvements and equipment for the year ended December 31, 2012 was $1,291,068, and for the year ended December 31, 2011 was $1,398,012.

Note 5. Intangibles

The following is a summary of amortizable intangible assets at December 31, 2012:

	Amortizable Lives	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Amortized Intangible assets
Customer relationships	10 years	$2,882,968	$258,074	$2,624,894
Developed technology	10 years	220,000	22,000	198,000
		$3,102,968	$280,074	$2,822,894
Unamortized Intangible Assets
Trademarks				372,586
Total Intangible Assets				3,195,480
Total amortization expense of intangible assets for the years ended December 31, 2012 and 2011 was $280,074 and $0, respectively. Estimated aggregate future amortization expense for the following five years and thereafter is as follows:

Years ending December 31,	Estimated Aggregate Future Amortization Expense
2013	310,297
2014	310,297
2015	310,297
2016	310,297
2017	310,297
Thereafter	1,271,409
2,822,894

Note 6. Long-Term Debt
Line of Credit: The Company is a party to a credit and security agreement (the “Second Amended and Restated Credit and Security Agreement” or “Credit Agreement”) with a bank which includes a revolving credit facility. The Agreement, as amended, provides for the revolving credit facility to expire on April 30, 2013. Under the terms of the revolving credit facility, the Company may borrow an amount equal to the lesser of $10,000,000 or the “Borrowing Base” (the Company’s eligible accounts receivable as defined in the Credit Agreement), with interest calculated at 325 basis points above the LIBOR rate as defined in the revolving credit agreement (the adjusted LIBOR rate), which was 3.4590% at December 31, 2012. The Company had no borrowings on the revolving credit facility at December 31, 2012 and 2011. Additionally, the Company has issued letters of credit related to office lease agreements secured by the Credit Agreement in the amounts of

CTPARTNERS EXECUTIVE SEARCH INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

$3,278,293 and $3,300,000 as of December 31, 2012 and 2011, respectively. Available borrowings under the revolving credit facility were $10,000,000 at December 31, 2012 and 2011.

The loans under the Credit Agreement are secured principally by accounts receivable and equipment. Additionally, the Company is required to maintain specified leverage and fixed charge coverage ratios as defined in the Credit Agreement. The Credit Agreement also requires the Company to maintain a minimum net worth based on a formula in the Credit Agreement.
Notes Payable
Long-term debt consists of the following at December 31:

	Year Ended December 31
	2012	2011
Notes payable — redemption of members’ units	$470,109	$625,449
Notes payable - seller financed acquisitions	6,204,679	—
	6,674,788	625,449
Less current portion of long-term debt	3,186,349	155,340
	$3,488,439	$470,109
The schedule for future payments to be made on long-term debt as of December 31, 2012, is as follows:

2013	$3,186,349
2014	3,331,207
2015	157,232
$6,674,788
Notes Payable — Redemption of Members’ Units: Prior to the conversion from a limited liability company to a corporation, the Company periodically purchased member units from former members, with payment in the form of notes, payable over 5 years. The total due on these notes amounted to $470,109 and $625,449 at December 31, 2012, and 2011, respectively. The interest on the notes ranges from 2.66% to 5.00%. The carrying value of notes payable approximates its fair value.

Notes Payable — Seller Financed Acquisitions: During the year ended December 2012, the Company completed two acquisitions, as further described in Note 2. The aggregate purchase price was, in part, financed through seller notes. The note payable associated with the Latin America acquisition is a non-interest bearing note with a face value of $5,250,000. This amount is due in two equal installments of $2,625,000 each on January 2, 2013 and January 2, 2014, respectively. At acquisition, the note was recorded at fair value of $4,986,697.

The seller financed note payable associated with the Cheverny CEO Search, S.A. is a non-interest bearing note with a face value of $1,080,098. The note is payable in Euro's, in two installments which approximate $517,480 each on July 12, 2013 and July 12, 2014. At acquisition, the note was recorded at a fair value of $1,034,960.

Fair value of seller financed notes payable is estimated by discounting the associated cash flows using the interest rate available to the Company. The fair value of notes payable is classified as Level 3 in the fair value hierarchy. There have been no changes in interest rates available to the Company since the acquisitions completed during the reported period, therefore the carrying value of the notes approximates fair value at December 31, 2012.

Note 7. Commitments
The Company is obligated under lease arrangements for office space and office equipment expiring in various years through 2019. Future annual required payments as of December 31, 2012, are as follows:

CTPARTNERS EXECUTIVE SEARCH INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	Office Space	Equipment	Total
2013	$8,627,469	$46,603	$8,674,072
2014	7,222,910	29,474	7,252,384
2015	6,529,795	12,625	6,542,420
2016	5,272,497	12,625	5,285,122
2017	3,784,373	8,123	3,792,496
Thereafter	2,301,782	—	2,301,782
	$33,738,826	$109,450	$33,848,276
Rent expense is included in the general and administrative expenses in the accompanying consolidated statements of operations and is summarized as follows:

	Year ended December 31, 2012	Year ended December 31, 2011
Rent expense	$9,898,737	$9,263,195

Note 8. Share-Based Compensation
Shares Subject to Clawback Provisions - Prior to the conversion from a limited liability company to a corporation on December 1, 2010, the Company maintained a member unit purchase plan and a performance unit plan for the benefit of its officers and key employees. The plans were administered by a committee that had the discretionary authority to issue member units to eligible employees. The purpose of the member unit purchase plan was to encourage ownership in the Company by its senior executives and to reward performance as an enhancement to cash compensation. All member units were fully vested upon issuance, but in certain cases units were subject to clawback provisions, which placed the obligation on the unit holder to surrender a portion of the member units if their employment with the Company was terminated before a specified period, typically three years.
Upon conversion to a corporation in December 2010, the Company converted its member unit plan to a share-based plan with generally the same features as the member unit plan.
Total share-based compensation expense related to common stock subject to clawback was $0 for the year ending December 31, 2012 and $323,766 for the year ending December 31, 2011. As of December 31, 2012 and 2011, there was no unrecognized compensation expense related to shares subject to clawback provisions granted under the plan.

Restricted Shares - Upon effectiveness of conversion to a corporation, the Company adopted the 2010 Equity Incentive Plan. The purpose of the 2010 equity incentive plan is to promote the interests of the Company and our stockholders by (i) attracting, retaining and motivating employees, non-employee directors and independent contractors (including prospective employees), (ii) motivating such individuals to achieve long-term Company goals and to further align their interest with those of the Company’s stockholders by providing incentive compensation opportunities tied to the performance of the common stock of the Company and (iii) promoting increased ownership of our common stock by such individuals. Subject to adjustment for changes in capitalization, the maximum aggregate number of shares of our common stock that may be delivered pursuant to awards granted under the 2010 equity incentive plan is 1,000,000.
A summary of the Company’s common stock subject to vesting provisions as of December 31, 2012, is presented below:

	Common	Weighted- Average Grant-Date
Non-Vested Common Stock	Stock	Fair Value
Non-vested common stock at December 31, 2011	266,853	$13.32
Granted	15,596	$5.13
Vested	(122,616)	$12.98
Forfeited	(65,645)	$14.58
Non-vested common stock at December 31, 2012	94,188	$11.52
Total share-based compensation expense related to vested shares was $640,205 for the year ending December 31, 2012, and $1,784,417 for the year ending December 31, 2011.

CTPARTNERS EXECUTIVE SEARCH INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

As of December 31, 2012, there was $510,211 of unrecognized compensation expense related to shares subject to vesting provisions granted under the plan. This expense is expected to be recognized over a weighted-average period of 0.95 years.
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
A summary of the Company’s non-qualified stock option activity for the year ended December 31, 2012, is presented below:

	Number of Non- qualified Stock Options	Weighted Average Exercise Price Per Share	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value
Outstanding on December 31, 2011	102,500	$5.35	9.9	$—
Granted	—	—	—	—
Exercised	—	—	—	—
Expired	—	—	—	—
Forfeited	—	—	—	—
Outstanding on December 31, 2012	102,500	$5.35	8.9	$—
Exercisable on December 31, 2012	34,167	$—	—	$—
The aggregate intrinsic value was $0 because the price of the Company’s common stock was $4.56 at December 31, 2012. The compensation expense related to the options was $80,580 for the year ended December 31, 2012, and $6,715 for the year ended December 31, 2011. As of December 31, 2012, there was $154,435 of unrecognized compensation expense related to unvested non-qualified stock options, which is expected to be recognized over a weighted average of 1.9 years. There are no unissued stock options as of December 31, 2012.

Year Ended December 31, 2011
Weighted average grant date fair value of stock options granted	$2.36
Total grant date fair value of stock options vested	—
Total intrinsic value of stock options exercised	—

The fair value of each option grant is estimated on the date of grant using the Black-Scholes valuation model with the following weighted average assumptions.

Year Ended December 31, 2011
Expected life (in years)	6.00
Risk-free interest rate	1.12%
Expected volatility	45.34%
Expected dividend yield	—%
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
Employee Stock Purchase Program - The Company’s 2010 Equity Incentive Plan provides for the issuance of equity incentive awards, such as restricted stock and options, in order to retain qualified personnel. On March 21, 2012, the Compensation Committee of the Board of Directors approved the adoption of a stock purchase discount program that would allow selected employees, based on performance metrics defined by the Compensation Committee, to purchase up to $100,000 of the Company’s stock in lieu of cash bonuses, at a 15% discount to the NYSE MKT trading price of those shares. Shares are subject to ratable vesting over a three-year period, and compensation expense relating to the discount is recognized on a straight-line basis over the vesting period. As of December 31, 2012, no shares were vested or issued. During the year ended December 31, 2012, the Company granted 73,406 restricted shares at $5.11 per share, at a discount of 15%, or $0.90 per share. Compensation expense relating to the stock purchase discount program was $12,868 for the year ended December 31, 2012.

CTPARTNERS EXECUTIVE SEARCH INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

As of December 31, 2012, there was $53,309 of unrecognized compensation expense related to shares subject to vesting provisions granted under the stock purchase discount program. This expense is expected to be recognized over a weighted-average period of 2.4 years.

Note 9. Share Repurchase Program
On January 19, 2012, the Company’s Board of Directors authorized a second share repurchase program (“2012 Share Repurchase Program”) to acquire up to $1 million of the Company’s outstanding shares of common stock in open-market, privately negotiated transactions, and block trades. The 2012 Share Repurchase Program extended the previous share repurchase program which was authorized in August 2011 (“2011 Share Repurchase Program”). The Company repurchased a cumulative amount of $998,701 under the 2011 Share Repurchase Program. As of December 31, 2012, 235,253 shares had been repurchased at a cost of $998,169, which is the cumulative amount used to repurchase shares under the 2012 Share Repurchase Program.

Note 10. Basic and Diluted Earnings Per Share
A reconciliation of the amounts used in the basic and diluted earnings per share computation is shown in the following table.

	Year Ended December 31
	2012	2011
Numerator
Net loss	$(3,583,823)	$(3,234,562)
Denominator
Basic weighted-average common shares	7,087,769	7,189,247
Effect of stock options and restricted stock (1)	—	—
Diluted weighted-average common shares	7,087,769	7,189,247
Basic loss per common share	$(0.51)	$(0.45)
Diluted loss per common share	$(0.51)	$(0.45)

(1)	For the year ended December 31, 2012, 133,337 restricted shares and 102,500 stock options are excluded as they are anti-dilutive to the net loss per common share.

Note 11. Retirement Plans
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

Participants’ balances were also credited with interest in accordance with the plan. The Company’s funding policy was to contribute to the plan the amount actuarially determined necessary to fund the benefit obligation. The Company contributed $0 for the year ended December 31, 2011. The Company recorded pension expense of $810,000 as a result of closing the plan and recognizing the expense from Accumulated Other Comprehensive Loss for the year ended December 31, 2011. No future benefit accruals were earned by participants.
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
The fair value of the plan’s assets at December 31, 2011 was $0.

Selected actuarially determined information for the defined benefit plan as of December 31, 2011 is as follows:

CTPARTNERS EXECUTIVE SEARCH INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

2011
Change in Benefit Obligation
Accumulated benefit obligation, beginning of year	$3,964,222
Settlements	(57,465)
Interest cost	98,090
Actuarial cost	—
Benefits paid	(4,004,847)
Benefit obligation at end of year	$—

2011
Change in Plan Assets
Fair value of plan assets at beginning of year	$3,995,205
Actual return on plan assets	9,642
Company contribution	—
Benefits paid	(4,004,847)
Fair value of plan assets at end of year	$—
The Company recognized no amounts in long-term liability or prepaid expenses due to underfunded or overfunded status as of December 31, 2012 and 2011. The Company did not make any contributions during 2011.
Components of Net Periodic Benefit Cost are as follows:

Year ended December 31, 2011
Net Periodic Benefit Cost:
Service cost	$—
Interest cost	98,090
Expected return on plan assets	(99,639)
Amortization of prior service cost	—
Amortization of net loss	19,717
Net periodic benefit cost	$18,168

Other changes in plan assets and benefit obligations recognized in other comprehensive (loss) are as follows:

Year ended December 31, 2011
Net gain (loss)	$(19,717)
Prior service cost (credit)	—
Curtailments/settlements	(816,817)
Amortization of prior service cost	—
Total recognized in other comprehensive income (loss)	$(836,534)
Total recognized in net periodic benefit cost and other comprehensive income (loss)	$(875,831)
In conjunction with the termination of the plan the Company reclassified $810,000 from accumulated other comprehensive income (loss) into net periodic benefit cost during fiscal year 2011.
The assumptions used in the actuarial present value of the projected benefit obligations and to determine net periodic benefit costs were as follows:

CTPARTNERS EXECUTIVE SEARCH INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

2011
Discount rate	5.00%
Expected return on assets	5.00%
Rate of compensation increases	—%
The Company also sponsors a defined contribution plan (the “Profit Sharing Plan”) whereby U.S. employees meeting the Plan’s eligibility requirements may elect to defer a portion of their compensation into the Plan. The maximum allowable employee deferral is adjusted each year is subject to certain limitations. The Company has no obligation to make any contributions to the Plan. For the years ended December 31, 2011 and 2012, the Company did not make any voluntary contributions.
In addition, the Company also sponsors a qualified defined contribution discretionary profit sharing plan which covers U.S. employees meeting certain eligibility requirements. The Company made cash contributions to the plan of $150,452 and $289,500 for the years ended December 31, 2012 and 2011, respectively.
Most employees outside of the U.S. are covered by statutorily required retirement plans. In certain cases the Company makes voluntary, discretionary contributions to supplement the mandated minimum funding requirements. The Company complies with the funding requirements in all countries, and has no unfunded future liabilities.

Note 12. Income Taxes
The Company is subject to income taxes in all jurisdictions where it operates. Taxes incurred in non-US countries are typically at rates lower than the US statutory rate.
Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes.
Significant components of the Company’s deferred income taxes consist of the following:

	December 31, 2012	December 31, 2011
Deferred tax assets:
Accounts payable and accrued expenses	$2,475,775	$2,479,955
Foreign tax credits	747,000	—
Share-based compensation	457,332	338,447
Goodwill	2,896,108	—
Accumulated other comprehensive income (loss)	790,209	512,463
Intangible assets	43,756	—
Other	74,867	—
Net operating loss carryforwards	6,519,360	5,070,798
Gross deferred tax assets	14,004,407	8,401,663
Deferred tax liabilities:
Accounts receivable (net)	437,459	420,362
Post-combination compensation	(704,234)	—
Other current assets	(735,187)	(610,323)
Depreciation	(530,297)	(692,414)
Gross deferred tax liabilities	(1,532,259)	(882,375)
Less: Valuation allowance	(6,519,360)	(5,070,798)
Net deferred tax asset	$5,952,788	$2,448,490
The deferred tax amounts have been classified in the December 31, 2012 and 2011 consolidated balance sheets as follows:

	2012	2011
Current assets	$1,931,988	$1,769,936
Long-term assets	4,020,800	678,554
	$5,952,788	$2,448,490

The sources of income (loss) before income taxes are as follows:

	Year ended December 31, 2012	Year ended December 31, 2011
United States	$3,236,641	$3,428,256
Foreign	(8,500,948)	(8,068,855)
Loss before income taxes	$(5,264,307)	$(4,640,599)
The benefit from income taxes is as follows:

	Year ended December 31, 2012	Year ended December 31, 2011
Current
Federal	$230,542	$(210,485)
State and local	136,018	(36,495)
Foreign	900,000	—
Deferred
Federal	(2,139,543)	(1,127,183)
State and local	(60,501)	(31,874)
Foreign	(747,000)	—
Total benefit for income taxes	$(1,680,484)	$(1,406,037)

A reconciliation of the benefit from income taxes for 2012 and 2011 to income taxes at the statutory U.S. federal income tax rate of 34.0% is as follows:

	Year ended December 31, 2012	Year ended December 31, 2011
Income tax benefit at the statutory U.S. federal rate	$(1,790,238)	$(1,577,802)
State tax provision, net of federal tax benefit	118,400	(114,855)
Tax effect of permanent tax differences	(44,552)	247,442
Increase in the valuation allowance	1,448,562	811,181
Effect of foreign currency on net operating loss carryforwards	(800,392)	(136,622)
Foreign tax rate differential	(643,128)	(555,471)
Other	30,864	(79,910)
	$(1,680,484)	$(1,406,037)
At December 31, 2012, the Company has gross net operating loss carryforwards of approximately $29.5 million related to its foreign tax filings. Depending on the tax rules of the tax jurisdictions, the losses can be carried forward indefinitely or the carryforward periods are limited, as summarized below.

	At December 31, 2012	Expiration
United Kingdom	$22,980,000	No expiration
France	4,880,000	No expiration
Hong Kong	1,180,000	No expiration
Singapore	400,000	No expiration
Colombia	35,000	2017
	$29,475,000

The recognition of deferred tax assets is based on management’s belief that it is more likely than not that the tax benefits associated with temporary differences and tax credits, will be utilized. The Company assesses the recoverability of the deferred tax assets on an ongoing basis. In making this assessment, the Company considers all positive and negative evidence, and all potential sources of taxable income including scheduled reversals of deferred tax liabilities, tax-planning strategies, projected future taxable income and recent financial performance. The Company has recorded a full valuation allowance against the foreign net operating loss carryforwards because it has determined it is more likely than not that they will not be realized in the near term.

Note 13. Enterprise Geographic Concentrations

The Company operates in four principal geographic regions: North America, EMEA, Asia Pacific and Latin America. There is no comparative data for Latin America for 2011 as these operations were operating under a licensing agreement with the Company. Effective January 1, 2012, the Company separately reported its global operations support costs in its geographic disclosures in order to provide a more informative disclosure about each geographic region's financial position and operational results. The Company has separately reported its global operations support costs for the year ended December 31, 2011, to be comparative with the current period's disclosure. Also effective January 1, 2012, the Company has combined its European and Middle East geographic disclosures into a single EMEA (Europe, Middle East, and Africa) geographic region. The Company has also combined the European and Middle East geographic disclosures as of December 31, 2011, to be comparative with the current period's disclosure. The revenue, operating income (loss), depreciation and amortization, and capital expenditures, by region, for the year ended December 31, 2012, and 2011, are as follows:

	Year ended December 31, 2012	Year ended December 31, 2011
Revenue
North America	$77,559,087	$78,766,405
EMEA	28,438,623	32,047,769
Asia Pacific	8,986,312	10,271,724
Latin America	13,397,557	—
Net revenue before reimbursable expenses	128,381,579	121,085,898
Reimbursable expenses	4,533,667	5,033,024
Total	$132,915,246	$126,118,922
Operating income (loss)
North America	$12,542,414	$8,792,778
EMEA	(2,763,255)	(1,350,315)
Asia Pacific	658,590	(149,482)
Latin America	(3,239,579)	—
Global Operations Support	(12,302,813)	(11,935,730)
Total	$(5,104,643)	$(4,642,749)
Depreciation and amortization
North America	$704,719	$576,452
EMEA	287,884	355,126
Asia Pacific	158,789	168,683
Latin America	(150,750)	—
Global Operations Support	312,426	297,751
Total	$1,313,068	$1,398,012
Capital expenditures
North America	$(66,231)	$(1,399,396)
EMEA	(12,172)	(187,112)
Asia Pacific	(5,346)	(396,568)
Latin America	(101,642)	—
Global Operations Support	(84,896)	(573,249)
Total	$(270,287)	$(2,556,325)

Identifiable assets by geographic concentrations are as follows:

	December 31, 2012	December 31, 2011
Identifiable Assets
North America	$20,343,592	$37,973,703
EMEA	12,881,582	12,143,142
Asia Pacific	5,609,690	4,491,980
Latin America	17,416,612	—
Global Operations Support	812,636	931,296
Total	$57,064,112	$55,540,121
Goodwill and other intangible assets, net:
Latin America	$2,892,967	$—
EMEA	517,480	—
Total	$3,410,447	$—

Note 14. Reorganization
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
The following table summarizes the major components of the reorganization charge:

Year Ended December 31, 2012
Severance and other employee related costs	$1,110,694
Foreign currency translation	(146,514)
Total	$964,180
Reorganization charges by geographic location were as follows:

Year Ended December 31, 2012
North America	$207,184
EMEA	756,996
Total	$964,180
Changes in reorganization reserves related to the restructuring plan described above for the year ended December 31, 2012, are as follows:

Severance and other employee related costs
Balance at December 31, 2011	$—
Reorganization charges	1,110,694
Cash payments	(451,264)
Non-cash charges	(507,307)
Balance at December 31, 2012	$152,123

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
The Company carried out an evaluation, under the supervision and with the participation of its management, including its Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures. Management identified a material weakness, which is described below. Based on the foregoing, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act) were not effective as of the end of the Company’s 2012 fiscal year.
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
The Company’s management assessed the effectiveness of its internal control over financial reporting as of December 31, 2012. In making this assessment, it used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control — Integrated Framework. Management identified a material weakness, which is described below. As a result of material weakness, the Company concluded that the Company's internal control over financial reporting was not effective.
A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company's annual or interim financial statements will not be prevented or detected on a timely basis.
The Company did not maintain an effective financial reporting process to prepare financial statements in accordance with U.S. GAAP. Specifically, the Company did not recognize consideration contingent on future employment of selling shareholders as a post-combination compensation expense in its acquisition on Latin America subsidiary, completed on January 2, 2012. This matter was discovered subsequent to December 31, 2012, and as a result, the Company restated it's previously issued interim financial statements for 2012.
The Company intends to remediate the material weakness in the internal control over financial reporting identified above by adding additional controls over acquisition accounting and the application of relevant accounting guidance.
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

ITEM 9B. OTHER INFORMATION.
None.

PART III
ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.
The information required by this Item will be included under the captions “Election of Directors,” “The Board of Directors and its Committees,” “Nominees for Directors,” “Code of Business Conduct and Ethics” and “Section 16(a) Beneficial Ownership Reporting Compliance” in the Company’s Proxy Statement with respect to its 2013 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K.

ITEM 11. EXECUTIVE COMPENSATION.

The information required by this Item will be included under the captions “Executive Compensation” and “Director Compensation” in the Company’s Proxy Statement with respect to its 2013 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.
The information required by this Item will be included under the caption “Beneficial Ownership of Our Common Stock” in the Company’s Proxy Statement with respect to its 2013 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.
The information required by this Item will be included under the captions “Certain Relationships and Related Transactions” and “Director Independence” in the Company’s Proxy Statement with respect to its 2013 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES.
The information required by this Item will be included under the caption “Principal Accountant Fees and Services” in the Company’s Proxy Statement with respect to its 2013 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K.

PART IV
ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES
(a) The following documents are filed as part of this report:

1.	Consolidated Financial Statement:
Report of Independent Registered Public Accounting Firm.
Consolidated Balance Sheet s at December 31, 2012 and 2011.
Consolidated Statement of Operations for the years ended December 31, 2012 and 2011.
Consolidated Statements of Comprehensive Income (Loss) for the years ended December 31, 2012 and 2011.
Consolidated Statements of Stockholders' Equity (Deficit) for the years ended December 31, 2012 and 2011.
Consolidated Statements of Cash Flows for the years ended December 31, 2012 and 2011.
Notes to Consolidated Financial Statements.
2. None.

3.
Exhibits: The Exhibits listed on the accompanying Index to Exhibits are filed with this report or are incorporated herein by reference to a prior filing in accordance with Rule 12b-32 under the Securities and Exchange Act of 1934 (asterisk denotes exhibits filed with this report).

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on March 29, 2013.

CTPARTNERS EXECUTIVE SEARCH INC.

/s/ David C. Nocifora
By: David C. Nocifora
Title: Chief Financial Officer
Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the registrant in the capacities indicated on March 29, 2013.

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