Form 10-Q
period 2013-03-31
CTPARTNERS EXECUTIVE SEARCH INC.
filed 2013-05-09
CIK 1439199

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For quarterly period ended March 31, 2013
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

Large Accelerated Filer	☐	Accelerated Filer	☐	Non-Accelerated Filer	☐	Smaller Reporting Company	☒
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    ☐  Yes    ☒  No
The number of the registrant’s common shares outstanding as of April 19, 2013 was 7,017,251.

	Description	Page

PART I. Financial Information

Item 1.	Condensed Consolidated Financial Statements	3
	Condensed Consolidated Balance Sheets as of March 31, 2013 and December 31, 2012 (unaudited)	3
	Condensed Consolidated Statements of Operations for the three months ended March 31, 2013 and 2012 (unaudited)	4
	Condensed Consolidated Statements of Comprehensive Income (Loss) for the three months ended March 31, 2013 and 2012 (unaudited)	5
	Condensed Consolidated Statements of Cash Flows for the three months ended March 31, 2013 and 2012 (unaudited)	6
	Notes to Condensed Consolidated Financial Statements (unaudited)	7
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	15
Item 4.	Controls and Procedures	18

Part II. Other Information

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	19
Item 5.	Other Information	19
	Signatures	20
Item 6.	Exhibits	21
	EX - 31.1 Chief Executive Officer Certification pursuant to Rule 13a-14(a) under the Exchange Act
	EX - 31.2 Chief Financial Officer Certification pursuant to Rule 13a-14(a) under the Exchange Act
	EX - 32.1 Certification of Chief Executive Officer pursuant to 18 U.S.C Section 1350
	EX - 32.2 Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350
	EX - 101 INSTANCE DOCUMENT
	EX - 1 SCHEMA DOCUMENT
	EX - 101 CALCULATION LINKBASE DOCUMENT
	EX - 101 LABELS LINKBASE DOCUMENT
	EX - 101 PRESENTATION LINKBASE DOCUMENT

PART I. Financial Information

Item 1. Condensed Consolidated Financial Statements
CTPARTNERS EXECUTIVE SEARCH INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

	March 31, 2013	December 31, 2012
Assets
Current Assets
Cash	$6,509,588	$15,947,102
Accounts receivable, net	24,651,617	23,100,348
Other receivables	91,628	90,524
Prepaid expenses	2,689,298	2,948,694
Deferred income taxes	2,529,082	1,931,988
Income taxes receivable	532,593	—
Other	1,938,900	3,684,677
Total current assets	38,942,706	47,703,333
Non-current assets
Leasehold improvements and equipment, net	3,187,735	3,472,645
Goodwill	214,967	214,967
Intangibles, net	3,117,906	3,195,480
Other assets	2,959,644	1,867,334
Deferred income taxes	4,194,820	4,020,800
	$52,617,778	$60,474,559
Liabilities and Stockholders’ Equity
Current Liabilities
Current portion of long-term debt	$3,246,228	$3,186,349
Line of credit	5,862,402	—
Accounts payable	3,009,426	1,761,706
Accrued compensation	15,228,362	24,400,563
Accrued business taxes	1,243,342	1,464,538
Income taxes payable	—	232,967
Accrued expenses	2,992,484	3,762,231
Total current liabilities	31,582,244	34,808,354
Long-Term Liabilities
Long-term debt, less current maturities	784,817	3,488,439
Deferred rent, less current maturities	1,230,579	1,366,506
Total long-term liabilities	2,015,396	4,854,945
Stockholders’ Equity
Preferred stock: 1,000,000 shares authorized, no shares issued and outstanding	—	—
Common stock: $0.001 par value, 15,000,000 shares authorized, 7,442,937 and 7,409,247 shares issued; 7,017,251 and 6,983,561 shares outstanding at March 31, 2013 and December 31, 2012, respectively	7,443	7,410
Additional paid-in capital	37,018,677	36,846,114
Accumulated deficit	(14,641,755)	(12,610,113)
Accumulated other comprehensive (loss), net of tax	(1,288,862)	(1,356,786)
Treasury stock at cost 425,686 at March 31, 2013 and December 31, 2012, respectively.	(2,075,365)	(2,075,365)
Total stockholders' equity	19,020,138	20,811,260
	$52,617,778	$60,474,559
See Notes to Consolidated Financial Statements.

CTPARTNERS EXECUTIVE SEARCH INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

	Three Months Ended March 31,
	2013	2012
Revenue
Net revenue	$29,183,367	$32,402,745
Reimbursable expenses	800,043	1,022,399
Total revenue	29,983,410	33,425,144
Operating expenses
Compensation and benefits	24,067,140	26,474,958
General and administrative	8,280,202	6,726,797
Reimbursable expenses	836,942	1,026,736
Total operating expenses	33,184,284	34,228,491
Operating loss	(3,200,874)	(803,347)
Interest expense, net	(54,048)	(39,302)
Loss before income taxes	(3,254,922)	(842,649)
Income tax benefit	1,223,282	276,045
Net loss	$(2,031,640)	$(566,604)
Basic and diluted loss per common share	$(0.29)	$(0.08)
Basic and diluted weighted average common shares	7,019,237	7,135,485
See Notes to Condensed Consolidated Financial Statements.

CTPARTNERS EXECUTIVE SEARCH INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS) (UNAUDITED)

	Three Months Ended March 31,
	2013	2012
Net loss	$(2,031,640)	$(566,604)
Other comprehensive income/ (loss), net of tax
Foreign currency translation adjustments	67,924	(42,785)
Comprehensive Loss	$(1,963,716)	$(609,389)
See Notes to Condensed Consolidated Financial Statements.

CTPARTNERS EXECUTIVE SEARCH INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	For the Three Months Ended March 31,
	2013	2012
Cash Flows From Operating Activities
Net loss	$(2,031,640)	$(566,604)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation and amortization	413,569	404,041
Reorganization charges	—	—
Share-based compensation	175,348	321,574
Amortization of discount on seller notes	30,065	42,629
Amortization of post-combination compensation	1,877,955	1,525,180
Deferred income taxes	(771,114)	(261,931)
Changes in operating assets and liabilities, net of effect of acquired business:
Accounts receivable, net	(1,839,296)	(5,179,037)
Prepaid expenses	215,166	(190,877)
Income taxes receivable	(532,593)	10,912
Other assets and receivables	(1,263,438)	(2,316,204)
Accounts payable	1,284,718	378,274
Accrued compensation	(8,860,939)	(6,254,189)
Accrued business taxes	(155,778)	273,875
Income taxes payable	(232,967)	—
Accrued expenses	(814,658)	523,033
Deferred rent	(140,335)	(25,314)
Net cash used in operating activities	(12,645,937)	(11,314,638)
Cash Flows From Investing Activities
Acquisition of business	—	(3,046,563)
Purchase of leasehold improvements and equipment	(94,000)	(59,589)
Net cash used in investing activities	(94,000)	(3,106,152)
Cash Flows From Financing Activities
Principal payments on long-term debt	(2,664,528)	(38,423)
Net proceeds from revolving line of credit	5,862,402	—
Repurchase of common stock	—	(78,599)
Net cash provided by (used in) financing activities	3,197,874	(117,022)
Net decrease in cash	(9,542,063)	(14,537,812)
Effect of foreign currency on cash	104,549	(109,364)
Cash:
Beginning	15,947,102	21,830,120
Ending	$6,509,588	$7,182,944
Supplemental Disclosure of Non-Cash Investing Activities
Acquisition of business - Latin America
Total identifiable assets acquired	$—	$2,831,596
Goodwill	—	214,967
Deferred post-combination compensation	—	7,190,134
Aggregate purchase price per purchase agreement	$—	$10,236,697
Cash paid for post-combination compensation arrangement	—	(2,203,437)
Less: Seller note	—	(4,986,697)
Cash Paid for Acquisition of a Business	$—	$3,046,563
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
In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months ended March 31, 2013, are not necessarily indicative of the results that may be expected for the year ended December 31, 2013.
The balance sheet, at December 31, 2012, has been derived from the audited financial statements at that date but does not include all the information and footnotes required by generally accepted accounting principles for complete financial statements.
The interim financial statements contained in this report should be read in conjunction with the audited consolidated financial statements and footnotes presented in the Company’s Form 10-K for the year ended December 31, 2012, filed with the SEC on March 29, 2013.
Goodwill - As a result of the acquisition of its Latin America licensee, the Company recorded initial goodwill of $214,967. Goodwill represents the excess of the purchase price over the fair value of assets acquired and liabilities assumed, if any. The goodwill impairment test compares the fair value of a reporting unit with its carrying amount, including goodwill. If the carrying amount of a reporting unit exceeds its fair value, goodwill of the reporting unit would be considered impaired. To measure the amount of the impairment loss, the implied fair value of a reporting unit’s goodwill is compared to the carrying amount of that goodwill. If the carrying amount of a reporting unit’s goodwill exceeds the implied fair value of that goodwill, an impairment loss is indicated. For this test, the fair value of the Company’s relevant reporting unit is determined using a combination of valuation techniques, including a discounted cash flow methodology. The Company performs an impairment test annually, in the fourth quarter of the fiscal year. As of March 31, 2013, there were no indicators of impairment with respect to the Company’s goodwill.
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
Intangible Assets - Intangible assets primarily consist of customer relationships and developed technology and are recorded at their estimated fair value at the date of acquisition and are amortized using the straight-line method over their estimated useful lives of 10 years. For intangible assets subject to amortization, an impairment loss is recognized if the carrying amount of the intangible assets is not recoverable and exceeds fair value. The carrying amount of the intangible assets is considered not recoverable if it exceeds the sum of the undiscounted cash flows expected to result from use of the asset. As of March 31, 2013, there were no indicators of impairment with respect to the Company’s intangible assets.
Other Comprehensive Income (Loss) - Other comprehensive loss primarily consists of foreign currency translation gains and losses, net of income tax effects.

The components of accumulated other comprehensive income (loss), net of tax, are as follows:

	March 31, 2013	December 31, 2012
Foreign currency translation adjustments	(1,102,190)	(1,170,114)
Other	(186,672)	(186,672)
	(1,288,862)	(1,356,786)

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
Reclassifications - Certain items in the 2012 condensed consolidated financial statements have been reclassified to conform to the 2013 presentation.

Note 2. Acquisitions
Latin America
Effective January 2, 2012, the Company acquired CTPartners Latin America Inc., its independently-owned licensee that had been operating under the name of CTPartners in Latin America for the past five years. The aggregate purchase price in the agreement was $10,236,697 which was paid in cash and the issuance of a non-interest bearing seller note for $5,250,000. This amount is due in equal installments of $2,625,000 each on January 2, 2013 and January 2, 2014 respectively. A portion of the total purchase price was contingent upon the continued employment of certain key employees. The purchase agreement provides that the selling shareholders are required to repay to the Company up to the aggregate amount of $7,190,134 if their employment terminates prior to the 36-month anniversary of the closing of the transaction. Therefore, the contingent portion of the purchase price was accounted for as compensation for post-combination services, and recognized over three years using the graded-vesting method. After accounting for a portion of the purchase price as post-combination compensation, the fair value of the consideration allocation to the assets and liabilities acquired was $3,046,563. Post-combination compensation expense of $1,525,180 was included in the results of operations for the three months ended March 31, 2012.
During the quarter ending March 31, 2013, the Company modified the terms of the Latin America acquisition agreement, terminating all employment contingencies. As a result of the amendment, the Company recognized remaining post-combination compensation and incurred a non-recurring charge of $1,089,415 relating to Latin America post-combination compensation in the first quarter of 2013. The charge is included in compensation and benefits expenses in the statement of operations.

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

During the quarter ending March 31, 2013, the Company modified the terms of the Cheverny CEO Search, S.A. acquisition agreement, terminating all employment contingencies. As a result of the amendment, the Company recognized remaining post-combination compensation incurred a non-recurring charge of $788,540 relating to Cheverny CEO Search, S.A. post-combination compensation in the first quarter of 2013. The charge is included in compensation and benefits expenses in the statement of operations.

CTPARTNERS EXECUTIVE SEARCH INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Note 3. Intangibles

The following is a summary of amortizable intangible assets at March 31, 2013:

	Amortizable Lives	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Amortized Intangible assets
Customer relationships	10 years	$2,882,968	$330,148	$2,552,820
Developed technology	10 years	220,000	27,500	192,500
		$3,102,968	$357,648	$2,745,320
Unamortized Intangible Assets
Trademarks				372,586
Total Intangible Assets				3,117,906
Total amortization expense of intangible assets for the three months ended March 31, 2013 and 2012 was $77,574 and $67,500, respectively. Estimated aggregate future amortization expense for the following five years and thereafter is as follows:

Years ending December 31,	Estimated Aggregate Future Amortization Expense
2013	232,722
2014	310,297
2015	310,297
2016	310,297
2017	310,297
Thereafter	1,271,410
2,745,320

Note 4. Accounts Receivable
The Company extends unsecured credit to customers under normal trade agreements, which generally require payment upon invoice receipt. The allowance for doubtful accounts is based upon management's review of delinquent accounts and an assessment of the Company's historical evidence of collections. The Company also provides a reserve for billing adjustments based upon historical experience. The allowance for doubtful accounts and billing adjustments amounted to $1,432,643 and $1,376,088 at March 31, 2013, and December 31, 2012, respectively.

Note 5. Basic and Diluted Earnings Per Share
A reconciliation of the amounts used in the basic and diluted earnings per share computation is shown in the following table.

	Three Months Ended March 31
	2013	2012
Numerator
Net loss	$(2,031,640)	$(566,604)
Denominator
Basic weighted-average common shares	7,019,237	7,135,485
Effect of stock options and restricted stock (1)	—	—
Diluted weighted-average common shares	7,019,237	7,135,485
Basic loss per common share	$(0.29)	$(0.08)
Diluted loss per common share	$(0.29)	$(0.08)

(1)	For the three months ended March 31, 2013, 135,169 restricted shares and 101,500 stock options are excluded as they are anti-dilutive to the net loss per common share.

CTPARTNERS EXECUTIVE SEARCH INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Note 6. Leasehold Improvements and Equipment
The components of the leasehold improvements and equipment at March 31, 2013 and December 31, 2012 are as follows:

	March 31, 2013	December 31, 2012
Leasehold improvements	$3,192,763	$3,301,237
Office furniture, fixtures and equipment	2,677,426	2,733,263
Computer equipment and software	4,443,130	4,397,046
	10,313,319	10,431,546
Accumulated depreciation and amortization	(7,125,584)	(6,958,901)
	$3,187,735	$3,472,645
Depreciation and amortization expense relating to leasehold improvements and equipment for the three months ended March 31, 2013 was $335,995, and for the three months ended March 31, 2012 was $336,541.

Note 7. Long-Term Debt
Line of Credit. The Company is a party to a credit and security agreement (the “Second Amended and Restated Credit and Security Agreement” or “Credit Agreement”) with a bank which includes a revolving credit facility. The Credit Agreement, as amended has been extended through April 30, 2015. Under the terms of the revolving credit facility, the Company may borrow an amount equal to the lesser of $10,000,000 or the “Borrowing Base” (the Company’s eligible accounts receivable as defined in the Credit Agreement), with interest calculated at 325 basis points above the LIBOR rate as defined in the revolving Credit Agreement (the adjusted LIBOR rate), which was 3.4590% at March 31, 2013. The Company had $5,862,402 outstanding at March 31, 2013, and no borrowings on the revolving credit facility at December 31, 2012. Additionally, the Company has issued letters of credit related to office lease agreements secured by the Credit Agreement in the amounts of $3,269,151 as of March 31, 2013 and December 31, 2012. Available borrowings under the revolving credit facility were $4,137,598 and $10,000,000 at March 31, 2013 and December 31, 2012, respectively.
Notes Payable. Long-term debt consists of the following at March 31, 2013 and December 31, 2012:

	March 31, 2013	December 31, 2012
Notes payable — redemption of members’ units	$430,581	$470,109
Notes payable - seller financed acquisitions	3,600,464	6,204,679
	4,031,045	6,674,788
Less current portion of long-term debt	3,246,228	3,186,349
	$784,817	$3,488,439
Notes Payable — Redemption of Members’ Units. Prior to the conversion from a limited liability company to a corporation, the Company periodically purchased member units from former members, with payment in the form of notes, payable over 5 years. The total due on these notes amounted to $430,581 and $470,109 at March 31, 2013 and December 31, 2012, respectively. The interest on the notes ranges from 2.66% to 5.00%. The carrying value of notes payable approximates its fair value.

Notes Payable — Seller Financed Acquisitions. During the year ended December 2012, the Company completed two acquisitions, as further described in Note 2. The aggregate purchase price was, in part, financed through seller notes. The note payable associated with the Latin America acquisition is a non-interest bearing note with a face value of 5,250,000. As of March 31, 2013, $2,603,480 is outstanding, payable on January 2, 2014.

The seller financed note payable associated with the Cheverny CEO Search, S.A. is a non-interest bearing note. As of March 31, 2013, $996,984 was outstanding. The note is payable in two installments each on July 12, 2013 and July 12, 2014.

Note 8. Share-Based Compensation
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
A summary of the Company’s common stock subject to vesting provisions as of March 31, 2013, is presented below:

	Common	Weighted- Average Grant-Date
Non-Vested Common Stock	Stock	Fair Value
Non-vested common stock at December 31, 2012	94,188	$11.52
Granted	—	$—
Vested	(36,664)	$12.74
Forfeited	—	$—
Non-vested common stock at March 31, 2013	57,524	$10.74
Total share-based compensation expense related to vested shares was $147,984 for the three months ended March 31, 2013, and $321,574 for the three months ended March 31, 2012.
As of March 31, 2013, there was $365,082 of unrecognized compensation expense related to shares subject to vesting provisions granted under the plan. This expense is expected to be recognized over a weighted-average period of 0.73 years.
In the first quarter of 2013, the Company granted an award subject to recapture provisions. Recapture provisions allow the company to recapture a portion of stock if certain performance or service conditions are not met. A summary of the Company’s common stock subject to recapture provisions as of March 31, 2013, is presented below:

	Common	Weighted-Average Grant-Date
Common Stock Subject to Recapture	Stock	Fair Value
Common stock subject to recapture at December 31, 2012	—	$—
Granted	7,019	$4.70
Expiration of recapture provision	—	$—
Forfeited	—	$—
	7,019	$4.70
Total share-based compensation expense related to shares subject to recapture was $2,752 for the three months ended March 31, 2013, and $0 for the three months ended March 31, 2012.
As of March 31, 2013, there was $30,237 of unrecognized compensation expense related to shares subject to recapture granted under the plan. This expense is expected to be recognized over a weighted-average period of 2.8 years.
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

CTPARTNERS EXECUTIVE SEARCH INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

A summary of the Company’s non-qualified stock option activity for the three months ended December 31, 2012, is presented below:

	Number of Non- qualified Stock Options	Weighted Average Exercise Price Per Share	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value
Outstanding on December 31, 2012	102,500	$5.35	8.9	$—
Granted	—	—	—	—
Exercised	—	—	—	—
Expired	—	—	—	—
Forfeited	(1,000)	5.35	—	—
Outstanding on March 31, 2013	101,500	$5.35	8.7	$—
Exercisable on March 31, 2013	33,833	$—	—	$—
The aggregate intrinsic value was $0 because the price of the Company’s common stock was $3.77 at March 31, 2013. The compensation expense related to the options was $19,097 for the three months ended March 31, 2013, and $20,145 for the three months ended March 31, 2012. As of March 31, 2013, there was $132,980 of unrecognized compensation expense related to unvested non-qualified stock options, which is expected to be recognized over a weighted average of 1.67 years.
Employee Stock Purchase Program - The Company’s 2010 Equity Incentive Plan provides for the issuance of equity incentive awards, such as restricted stock and options, in order to retain qualified personnel. On March 21, 2012, the Compensation Committee of the Board of Directors approved the adoption of a stock purchase discount program that would allow selected employees, based on performance metrics defined by the Compensation Committee, to purchase up to $100,000 of the Company’s stock in lieu of cash bonuses, at a 15% discount to the NYSE MKT trading price of those shares. Shares are subject to ratable vesting over a three-year period, and compensation expense relating to the discount is recognized on a straight-line basis over the vesting period. As of March 31, 2013, no shares were vested. During the year ended December 31, 2012, the Company granted 73,406 restricted shares at $5.11 per share, at a discount of 15%, or $0.90 per share. Compensation expense relating to the stock purchase discount program was $5,515 for the three-months ended March 31, 2013. As of March 31, 2013, there was $47,794 of unrecognized compensation expense related to shares subject to vesting provisions granted under the stock purchase discount program. This expense is expected to be recognized over a weighted-average period of 2.17 years. The Company did not grant any shares during the three months ended March 31, 2013.

CTPARTNERS EXECUTIVE SEARCH INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Note 9. Enterprise Geographic Concentrations

The Company operates in four principal geographic regions: North America, EMEA, Asia Pacific and Latin America. The revenue, operating income (loss), depreciation and amortization, and capital expenditures, by region, for the three months ended March 31, 2013, and 2012, are as follows:

	Three Months ended March 31, 2013	Three Months ended March 31, 2012
Revenue
North America	$17,432,840	$20,123,089
EMEA	6,681,592	6,721,946
Asia Pacific	1,720,602	2,603,859
Latin America	3,348,333	2,953,851
Net revenue before reimbursable expenses	29,183,367	32,402,745
Reimbursable expenses	800,043	1,022,399
Total	$29,983,410	$33,425,144
Operating income (loss)
North America	$766,498	$3,238,290
EMEA	(418,746)	(476,254)
Asia Pacific	149,322	411,000
Latin America	(349,841)	(830,213)
Global Operations Support	(3,348,107)	(3,146,170)
Total	$(3,200,874)	$(803,347)
Depreciation and amortization
North America	$148,393	$127,775
EMEA	69,624	72,160
Asia Pacific	30,781	41,764
Latin America	95,766	87,577
Global Operations Support	69,005	74,765
Total	$413,569	$404,041
Capital expenditures
North America	$2,717	$5,501
EMEA	1,354	6,320
Asia Pacific	1,676	3,652
Latin America	19,724	31,196
Global Operations Support	68,529	12,920
Total	$94,000	$59,589

CTPARTNERS EXECUTIVE SEARCH INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Identifiable assets by geographic concentrations are as follows:

	March 31, 2013	December 31, 2012
Identifiable Assets
North America	$24,047,993	$20,343,592
EMEA	10,255,422	12,881,582
Asia Pacific	4,683,079	5,609,690
Latin America	9,477,450	17,416,612
Global Operations Support	820,961	812,636
Total	$49,284,905	$57,064,112
Goodwill and other intangible assets, net:
Latin America	$2,577,467	$2,892,967
EMEA	755,406	517,480
Total	$3,332,873	$3,410,447

Note 10. Reorganization
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
Changes in reorganization reserves related to the restructuring plan described above for the three months ended March 31, 2013, are as follows:

Severance and other employee related costs
Balance at December 31, 2012	$152,123
Reorganization charges	—
Cash payments	(70,786)
Non-cash charges	—
Balance at March 31, 2013	$81,337

Note 11. Subsequent Events

On May 2, 2013, CTPartners Executive Search Inc. (the “Company”) acquired a controlling interest, or 51% of the equity shares, in Augmentum Consulting Ltd., a UK-based firm for a purchase price of $4.3 million. The purchase price is subject to adjustment based on certain performance metrics over the course of three years. The purchase price is payable in three installments, the initial payment at closing, the second payment will be due 15 months after the closing and the third payment 12 months from the date of the second payment. The Company also has an option to purchase the remaining 49% of equity in Augmentum Consulting Ltd. following one year anniversary of the acquisition. If the Company chooses to not exercise its purchase option, the sellers may cause the Company to acquire remaining the 49% interest. The Company is currently in the process of determining the fair value of assets acquired.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Management’s Discussion and Analysis of Financial Condition and Results of Operations as well as other sections of this quartely report on Form 10-Q contain forward-looking statements. The Private Securities Litigation Reform Act of 1995 provides a safe harbor for forward-looking statements. The forward-looking statements are based on current expectations, estimates, forecasts and projections about the industry in which we operate and management’s beliefs and assumptions. Forward-looking statements may be identified by the use of words such as “expects,” “anticipates,” “intends,” “plans,” “believes,” “seeks,” “estimates,” “projects,” “forecasts,” and similar expressions. Forward-looking statements are not guarantees of future performance and involve certain known and unknown risks, uncertainties and assumptions that are difficult to predict. Actual outcomes and results may differ materially from what is expressed, forecasted or implied in the forward-looking statements. Factors that may affect the outcome of the forward-looking statements include, among other things, our expectations regarding our revenues, expenses and operations and our ability to sustain profitability; our ability to recruit and retain qualified executive search consultants to staff our operations appropriately; our ability to expand our customer base and relationships, especially given the off-limit arrangements we are required to enter into with certain of our clients; changes in the global economy and our ability to execute successfully through business cycles; our anticipated cash needs; our anticipated growth strategies and sources of new revenues; unanticipated trends and challenges in our business and the markets in which we operate; social or political instability in markets where we operate; the impact of foreign currency exchange rate fluctuations; price competition; the ability to forecast, on a quarterly basis, variable compensation accruals that ultimately are determined based on the achievement of annual results; the mix of profit and loss by country; and our ability to estimate accurately for purposes of preparing our consolidated financial statements. For more information on the factors that could affect the outcome of forward-looking statements, see Risk Factors in Item 1A of our annual report on Form 10-K, which was filed with the Securities and Exchange Commission on March 29, 2013. We caution the reader that the list of factors may not be exhaustive. We undertake no obligation to update publicly any forward-looking statements, whether as a result of new information, future events or otherwise.
Management’s Discussion and Analysis of Financial Condition and Results of operations has been prepared for the three-month periods ending March 31, 2013 and 2012.
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
First Quarter Overview
Net revenue for the three months ended March 31, 2013, decreased $3.2 million while operating loss increased by $2.4 million, compared to the three months ended March 31, 2012. Net loss for the first quarter of 2013 was $2.0 million, while net loss for the first quarter of 2012 was $0.6 million.
On an adjusted basis, net loss, as defined in the reconciliation of non-GAAP measure, was $0.4 million for the three months ended March 31, 2013, as compared to adjusted net income of $0.4 million for three months ended March 31, 2012.
On May 2, 2013, CTPartners Executive Search Inc. (the “Company”) acquired a controlling interest, or 51% of the equity shares, in Augmentum Consulting Ltd., a UK-based firm for a purchase price of $4.3 million. The purchase price is subject to adjustment based on certain performance metric over the course of three years. The purchase price is payable in three installments, the initial payment at closing, the second payment will be due 15 months after the closing and the third payment 12 months from the date of the second payment. The Company also has an option to purchase remaining 49% of equity in Augmentum Consulting Ltd. following one year anniversary of the acquisition. If the Company chooses to not exercise its purchase option, the sellers may cause the Company to acquire remaining 49%.
For the three months ended March 31, 2013, we were engaged to perform 348 searches. For the three months ended March 31, 2012, we were engaged to perform 385 searches. During the three months ended March 31, 2013, we placed candidates in 120 U.S. searches and in 111 non-U.S searches. For the three months ended March 31, 2012, we placed candidates in 104 U.S. searches and in 130 non-U.S. searches.

Relevant data is set forth below:

Performance Metrics	Three months ended March 31, 2013	Three months ended March 31, 2012	Increase/ Decrease	Percentage Increase/ Decrease
Number of new search assignments	348	385	(37)	(9.6)%
Number of executive search consultants (as of period end)	107	113	(6)	(5.3)%
Productivity, as measured by average annualized net revenue per executive search consultant	$1,091,000	$1,147,000	$(56,000)	(4.9)%
Average revenue per executive search	$90,300	$89,100	$1,200	1.3%
Adjusted Performance Measure, Excluding Non-Operational Charges
We utilize Adjusted Net Income/(Loss) and Adjusted Income/(Loss) per common share, non-GAAP financial measures, as a measures of our results of operations. We calculated Adjusted Net Income/(Loss) as Net Income/(Loss) excluding the following charges which we do not believe are reflective of our operational results:

•	Post-combination compensation expense

•	Restructuring charges

•	Gain or loss on foreign currency

•	Fees and expenses incurred by us in connection with the restatement of our 2012 interim financial statements

•	Fees and expenses incurred in connection with acquisitions

•	Tax effect of the above adjustments
We calculate Adjusted Loss per common share using the weighted average shares outstanding amounts used in the calculation of diluted earnings per share in accordance with GAAP.
Management utilizes this information to measure performance, and believes it more appropriately reflects the results of ongoing operations.

	Three Months Ended March 31
	2013	2012
CALCULATION OF "AS ADJUSTED" PERFORMANCE MEASURE
Net loss	$(2,031,640)	$(566,604)
Adjustments:
Post-combination compensation expense	1,877,955	1,525,180
Foreign exchange loss/(gain) on funding of foreign subsidiaries	677,000	(213,181)
Costs incurred for restatement and acquisition	211,556	255,950
Tax effect of the adjustments	(1,088,492)	(586,433)
Adjusted net income/ (loss)	$(353,621)	$414,912

Loss per common share, as adjusted	$(0.05)	$0.06
Use of non-GAAP measures: The table above contain selected financial information calculated other than in accordance with U.S. Generally Acceptable Accounting Principles (“GAAP”).

Results of Operations

Three-Month Period Ended March 31, 2013 Compared to Three-Month Period Ended March 31, 2012

Net Revenue. Net revenue decreased $3.2 million, or 9.9%, to $29.2 million for the three-month period ended March 31, 2013 from $32.4 million for the three months ended March 31, 2012. The decrease in net revenue was driven primarily by softer market conditions in Financial Services in all markets, except Latin America, and a decline in Consumer/ Retail revenues in North America.

Compensation and Benefits Expenses. Compensation and employee benefits expense decreased $2.4 million or 9.1%, to $24.1 million for the three-month period ended March 31, 2013, from $26.5 million for the three-month period ended March 31, 2012. Excluding the post-combination compensation charges of $1.9 million in the first quarter of 2013 and $1.5 million in the first quarter of 2012, respectively, compensation and benefits expense decreased to 76.0% of net revenue for the three-month period ended March 31, 2013, compared to 77.0% for the three-month period ended March 31, 2012.

The $2.8 million decrease in compensation and benefits expense excluding the post-combination compensation charge is principally due to (i) a $1.4 million decrease in consultant bonuses as a result of the $3.2 million decrease in net revenue, (ii) a $0.8 million decrease in consultant salaries, benefits and payroll taxes principally due to our reorganization in the third quarter of 2012, and (iii) a $0.6 million decrease in talent acquisition costs.

General and Administrative Expenses. General and administrative expenses increased $1.6 million, to $8.3 million in 2013 from $6.7 million in 2012. Excluding non-operation charges defined in the reconciliation of non-GAAP measure, general and administrative expenses were $7.4 million for the three months ended March 31, 2013, as compared to $6.7 million for the three months ended March 31, 2012. The increase is comprised primarily of the $0.6 million increase in advertising and business development.

Operating Loss. Operating loss for the three months ended March 31, 2013 was $3.2 million, compared to an operating loss of $0.8 million for the year ended March 31, 2012. Excluding non-operational charges of $2.8 million and $1.6 million for the three months ended March 31, 2013 and 2012, respectively, as defined in the reconciliation of Non-GAAP measures, on an adjusted basis, operating loss for the three months ended March 31, 2013 was $0.4 million, as compared to an operating income of $0.8 million for three months ended March 31, 2012.

The decrease of $1.2 million in operating income primarily reflects a decrease in net revenues of $3.2 million and a $0.7 million increase in general and administrative expenses offset by a reduction of $2.8 million in compensation expense.

Net Interest Expense. Net interest expense increased $14,746 to $54,048 for three months ended March 31, 2013 from $39,302 for three months ended March 31, 2012. The increase in net interest expense reflects the seller-financed notes issued for the 2012 acquisitions.

Loss Before Taxes and Income Tax Benefit. For the three months ended March 31, 2013, we recorded a loss before income taxes of $3.3 million and an income tax benefit of $1.2 million, compared to a loss before income taxes of $0.8 million and an income tax benefit of $0.3 million in 2011. The increase in income tax benefit is primarily due to a $2.4 million increase in loss before income taxes. The Company's effective tax rate was 37.6% for the three months ended March 31, 2013.

Net income. Net loss for three months ended March 31, 2013 was $2.0 million, as compared to a net loss of $0.6 million for the three months ended March 31, 2012. Adjusted net income decreased $0.8 million, to an adjusted net loss of $0.4 million for the three months ended March 31, 2013, as compared to an adjusted net income of $0.4 million for the three months ended March 31, 2012.

Loss per common share. Basic and diluted loss per common share was $0.29 for the first quarter of 2013, compared to a loss per share of $0.08 in the first quarter of 2012. Adjusted loss per common share was $0.05 for the three months ended March 31, 2013, a decrease of $0.11 per share as compared to an adjusted income per common share of $0.06 for the three months ended March 31, 2012.

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
The following table summarizes our cash flow for the periods shown:

	Three months ended March 31,
	2013	2012
Net cash (used in) operating activities	$(12,645,937)	$(11,314,638)
Net cash (used in) investing activities	(94,000)	(3,106,152)
Net cash provided (used in) by financing activities	3,197,874	(117,022)
Net decrease in cash	$(9,542,063)	$(14,537,812)

Cash Flow from Operating Activities. Cash used in operating activities was $12.6 million in the three-month period ended March 31, 2013, an increase of $1.3 million compared to cash used in operating activities of $11.3 million in the three-month period ended March 31, 2012. The increase is primarily due to an increase of $1.5 million in net loss from operations and increase of $2.6 million in payment of consultant bonuses, offset by $3.3 million increase in collection of accounts receivable. Remainder of the difference is attributable to the other timing differences within working capital.

Cash from Investing Activities. For the three-month period ended March 31, 2013, cash used in investing activities was $0.1 million compared to $3.1 million for the three-month period ended March 31, 2012. For the three-month period ended March 31, 2012, cash used in investing activities was principally for the initial cash payment of $2.6 million related to our Latin America acquisition.

Cash from Financing Activities. For the three-month period ended March 31, 2013, cash provided by financing activities was $3.2 million principally due to the $5.9 million in proceeds from our revolving credit facility, offset by $2.7 million payment of principle on long term debt. For the three-month period ended March 31, 2012, cash used in financing activities was $117,000, comprised of common stock repurchase and principal pay down on loans to our former shareholders.

Under our credit facility, which we have extended on existing terms through April 30, 2015, we may borrow U.S. dollars at LIBOR plus 3.25%. The borrowings outstanding under our credit facility were $5.9 million and $0 at March 31, 2013, and March 31, 2012, respectively. As of March 31, 2013, we had $4.1 million available to borrow. As of March 31, 2012, we had $10.0 million available to borrow. The Company is required to maintain specified leverage and fixed charge coverage ratios as well as maintain a minimum net worth as defined in the Credit Agreement. As of March 31, 2013, and as of March 31, 2012, the Company was in compliance with the covenants under the existing line of credit and no events of default existed.

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
We have evaluated, under the supervision and with the participation of our management, including the Chief Executive Officer and Chief Financial Officer, the design and operations of our disclosure controls and procedures to determine whether they are effective in ensureing that the disclosure of required information is timely made in accordance with the Securities Exchange Act of 1934 ("Exchange Act") and the rules and forms of the Securities and Exchange Commission, as of March 31, 2013.
In Management's Report on Internal Controls over Financial Reporting as of December 31, 2012, we previously communicated that we identified a material weakness. Specifically, the Company did not recognize consideration contingent on future employment of selling shareholders as a post-combination compensation expense in its acquisition on Latin America subsidiary, completed on January 2, 2012. As a result, management concluded that our internal controls over financial reporting were not effective as of December 31, 2012.
We believe that as of March 31, 2013 we have remediated this material weakness and improved the effectiveness of our internal control over financial reporting by implementing additional controls over financial reporting regarding acquisitions. Management believes this change in our internal controls has remediated the corresponding material weakness described above.
Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective as of March 31, 2013 to ensure that information required to be disclosed in the reports we file, or submit, under the Exchange Act is recorded, processed, summarized and reported as and when required.

PART II. OTHER INFORMATION
Item 2. Unregistered Sale of Equity Securities and Use of Proceeds
Issuer Purchases of Equity Securities
The following table presents the number of shares purchased monthly under the Company’s stock repurchase program for the three-month period ended March 31, 2013.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plan	Approximate Dollar Value of Shares That May Yet Be Purchased Under The Plan
January 1, 2013 - January 31, 2013	—	$—	—	$1,831
February 1, 2013 - February 28, 2013	—	—	—	1,831
March 1, 2013 - March 31, 2013	—	—	—	1,831
Total	—	$—	—
On January 19, 2012, the Company’s Board of Directors authorized a new share repurchase program (“2012 Share Repurchase Program”) to acquire up to $1 million of the Company’s outstanding shares of common stock in open-market, privately negotiated transactions and block trades. The 2012 Share Repurchase Program extends the previous program which was authorized in August 2011 (“2011 Share Repurchase Program”). The Company repurchased a cumulative amount of $998,701 under the 2011 Share Repurchase Program. No shares were repurchased during three months ended March 31, 2013. As of March 31, 2013, the cumulative amount of shares repurchased under 2012 Share Repurchase Program was 235,253 at a cost of $998,169.
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
During the three month period ending March 31, 2013, we:

•	Used approximately $5.3 million to prepay consultant compensation for tax planning purposes.

•	Paid down approximately $2.7 million of long-term debt.
As of March 31, 2013, all of the net proceeds from the offering have been applied as described in the prospectus included in our registration statement.

Item 5. Other Information

On May 2, 2013, CTPartners Executive Search Inc. (the “Company”) acquired a controlling interest, or 51% of the equity shares, in Augmentum Consulting Ltd., a UK-based firm for a purchase price of $4.3 million. The purchase price is subject to adjustment based on certain performance metric over the course of three years. The purchase price is payable in three installments, at closing, and on the first and second anniversary of the closing date, respectively. The Company also has an option to purchase remaining 49% of equity in Augmentum Consulting Ltd. following one year anniversary of the acquisition. If the Company chooses to not exercise its purchase option, the sellers may cause the Company to acquire remaining 49%.

SIGNATURES
Pursuant to the requirements of the Securities Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
CTPartners Executive Search Inc.

By: /s/ WILLIAM J. KENEALLY
William J. Keneally
Chief Financial Officer
Date: May 9, 2013

CTPARTNERS EXECUTIVE SEARCH INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Item 6. Exhibits

Exhibit No.	Description

3.1	Certificate of Amendment to Certificate of Incorporation (incorporated by reference to Exhibit 3.1 to Registrant’s Form 8-K filed on July 27, 2012)

10.1	Employment Agreement, dated April 17, 2013, between William J. Keneally and CTPartners Executive Search Inc (incorporated by reference to Exhibit 10.1 to Registrant's Form 8-K filed on April 22, 2013)

*31.1	Chief Executive Officer Certification pursuant to Rule 13a-14(a) under the Exchange Act.

*31.2	Chief Financial Officer Certification pursuant to Rule 13a-14(a) under the Exchange Act.

*32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350

*32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350

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