Form 10-Q
period 2013-06-30
CTPARTNERS EXECUTIVE SEARCH INC.
filed 2013-08-07
CIK 1439199

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For quarterly period ended June 30, 2013
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

Large Accelerated Filer	☐	Accelerated Filer	☐	Non-Accelerated Filer	☐	Smaller Reporting Company	☒
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    ☐  Yes    ☒  No
The number of the registrant’s common shares outstanding as of August 1, 2013 was 7,057,015.

	Description	Page

PART I. Financial Information

Item 1.	Condensed Consolidated Financial Statements	3
	Condensed Consolidated Balance Sheets as of June 30, 2013 and December 31, 2012 (unaudited)	3
	Condensed Consolidated Statements of Operations for the three and six months ended June 30, 2013 and 2012 (unaudited)	4
	Condensed Consolidated Statements of Comprehensive Income (Loss) for the three and six months ended June 30, 2013 and 2012 (unaudited)	5
	Condensed Consolidated Statements of Cash Flows for the six months ended June 30, 2013 and 2012 (unaudited)	6
	Notes to Condensed Consolidated Financial Statements (unaudited)	8
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	18
Item 4.	Controls and Procedures	22

Part II. Other Information

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	24
Item 5.	Other Information	24
	Signatures	25
Item 6.	Exhibits	26
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
	EX - 101 LABELS LINKBASE DOCUMENT
	EX - 101 PRESENTATION LINKBASE DOCUMENT

PART I. Financial Information

Item 1. Condensed Consolidated Financial Statements

CTPARTNERS EXECUTIVE SEARCH INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)
(in thousands, except share and per share amounts)

	June 30, 2013	December 31, 2012
Assets
Current Assets
Cash	$5,690	$15,947
Accounts receivable, net	30,625	23,100
Prepaid expenses	2,698	2,949
Deferred income taxes	2,192	1,932
Income taxes receivable	1,555	—
Other	2,211	3,775
Total current assets	44,971	47,703
Non-current assets
Leasehold improvements and equipment, net	3,395	3,473
Goodwill	5,219	215
Intangibles, net	4,475	3,195
Other assets	2,902	1,867
Deferred income taxes	4,359	4,021
	$65,321	$60,474
Liabilities and Stockholders’ Equity
Current Liabilities
Current portion of long-term debt	$3,766	$3,186
Line of credit	4,568	—
Accounts payable	2,447	1,762
Accrued compensation	20,713	24,401
Accrued business taxes	2,147	1,465
Income taxes payable	—	233
Accrued expenses	4,780	3,762
Total current liabilities	38,421	34,809
Long-Term Liabilities
Long-term debt, less current maturities	2,916	3,488
Deferred rent, less current maturities	1,130	1,367
Total long-term liabilities	4,046	4,855
Redeemable noncontrolling interest	3,765	—
Stockholders’ Equity
Preferred stock: 1,000,000 shares authorized, no shares issued and outstanding	—	—
Common stock: $0.001 par value, 15,000,000 shares authorized, 7,478,231 and 7,409,247 shares issued; 7,052,545 and 6,983,561 shares outstanding at June 30, 2013 and December 31, 2012, respectively	7	7
Additional paid-in capital	37,551	36,846
Accumulated deficit	(15,026)	(12,611)
Accumulated other comprehensive (loss), net of tax	(1,368)	(1,357)
Treasury stock at cost 425,686 shares at June 30, 2013 and December 31, 2012.	(2,075)	(2,075)
Total stockholders' equity	19,089	20,810
	$65,321	$60,474
See Notes to Consolidated Financial Statements.

CTPARTNERS EXECUTIVE SEARCH INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
(in thousands except share and per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Revenue
Net revenue	$34,223	$33,754	$63,406	$66,157
Reimbursable expenses	1,142	1,169	1,942	2,191
Total revenue	35,365	34,923	65,348	68,348
Operating expenses
Compensation and benefits	26,240	26,890	50,307	53,365
General and administrative	8,349	7,084	16,630	13,810
Reimbursable expenses	1,255	1,318	2,092	2,345
Total operating expenses	35,844	35,292	69,029	69,520
Operating loss	(479)	(369)	(3,681)	(1,172)
Interest expense, net	(65)	(40)	(119)	(79)
Loss before income taxes	(544)	(409)	(3,800)	(1,251)
Income tax benefit	220	85	1,443	361
Net loss	(324)	(324)	(2,357)	(890)
Net income attributable to redeemable noncontrolling interest	(58)	—	(58)	—
Net loss attributable to the Company	$(382)	$(324)	$(2,415)	$(890)

Basic and diluted loss per common share	$(0.05)	$(0.05)	$(0.34)	$(0.12)
Basic and diluted weighted average common shares	7,035,919	7,151,227	7,027,120	7,143,380
See Notes to Condensed Consolidated Financial Statements.

CTPARTNERS EXECUTIVE SEARCH INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS) (UNAUDITED)
(In Thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Net loss	$(324)	$(324)	$(2,357)	$(890)
Other comprehensive loss, net of tax
Foreign currency translation adjustments	(79)	(333)	(11)	(376)
Comprehensive loss	(403)	(657)	(2,368)	(1,266)
Comprehensive income attributable to redeemable noncontrolling interest	(58)	—	(58)	—
Comprehensive loss attributable to the Company	$(461)	$(657)	$(2,426)	$(1,266)
See Notes to Condensed Consolidated Financial Statements.

CTPARTNERS EXECUTIVE SEARCH INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(In thousands)

	For the Six Months Ended June 30,
	2013	2012
Cash Flows From Operating Activities
Net loss	$(2,357)	$(890)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation and amortization	846	793
Reorganization charges	33	—
Share-based compensation	377	558
Amortization of discount on seller notes	61	87
Amortization of post-combination compensation	1,878	3,050
Deferred income taxes	(522)	(114)
Changes in operating assets and liabilities, net of effect of acquired businesses:
Accounts receivable, net	(5,938)	(5,702)
Prepaid expenses	208	(460)
Income taxes receivable	(1,555)	(475)
Other assets and receivables	(1,375)	(2,970)
Accounts payable	470	397
Accrued compensation	(3,771)	(152)
Accrued business taxes	148	709
Income taxes payable	(395)	—
Accrued expenses	809	985
Deferred rent	(216)	(56)
Net cash used in operating activities	(11,299)	(4,240)
Cash Flows From Investing Activities
Acquisition of business	(833)	(3,047)
Purchase of leasehold improvements and equipment	(242)	(97)
Net cash used in investing activities	(1,075)	(3,144)
Cash Flows From Financing Activities
Principal payments on long-term debt	(2,704)	(80)
Net proceeds from line of credit	4,568	—
Repurchase of common stock	—	(138)
Net cash provided by (used in) financing activities	1,864	(218)
Net decrease in cash	(10,510)	(7,602)
Effect of foreign currency on cash	253	(435)
Cash:
Beginning	15,947	21,830
Ending	$5,690	$13,793

CTPARTNERS EXECUTIVE SEARCH INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED) (Continued)
(In thousands)

Supplemental Disclosure of Non-Cash Investing Activities
Acquisition of businesses
Total identifiable assets acquired and liabilities assumed	$2,717	$2,832
Goodwill	5,122	215
Deferred post-combination compensation	—	7,190
Aggregate purchase price per purchase agreement	$7,839	$10,237
Cash paid for post-combination compensation arrangement	—	(2,203)
Seller note	(2,490)	(4,987)
Redeemable Noncontrolling interest	(3,849)	—
Cash Paid for Acquisition of a Business	$1,500	$3,047
Less Cash Acquired	$(667)	$—
Cash Paid for Acquisition of a Business Net of Cash Acquired	833	3,047

Supplemental Disclosure of Non-Cash Financing Activities
Seller financing of fixed asset additions	(518)	—
Treasury Stock acquired in lieu of shareholder receivable	—	(12)
Employee discount stock purchase award in lieu of cash compensation	275	375
See Notes to Condensed Consolidated Financial Statements.

CTPARTNERS EXECUTIVE SEARCH INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(All tables in thousands, except share and per share amounts)

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
In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and six months ended June 30, 2013, are not necessarily indicative of the results that may be expected for the year ended December 31, 2013.
The condensed consolidated balance sheet, at December 31, 2012, has been derived from the audited financial statements at that date but does not include all the information and footnotes required by generally accepted accounting principles for complete financial statements.
The interim financial statements contained in this report should be read in conjunction with the audited consolidated financial statements and footnotes presented in the Company’s Form 10-K for the year ended December 31, 2012, filed with the SEC on March 29, 2013.
Goodwill - Goodwill represents the excess of the purchase price over the fair value of assets acquired and liabilities assumed, if any. The goodwill impairment test compares the fair value of a reporting unit with its carrying amount, including goodwill. If the carrying amount of a reporting unit exceeds its fair value, goodwill of the reporting unit would be considered impaired. To measure the amount of the impairment loss, the implied fair value of a reporting unit’s goodwill is compared to the carrying amount of that goodwill. If the carrying amount of a reporting unit’s goodwill exceeds the implied fair value of that goodwill, an impairment loss is indicated. For this test, the fair value of the Company’s relevant reporting unit is determined using a combination of valuation techniques, including a discounted cash flow methodology. The Company performs an impairment test annually, in the fourth quarter of the fiscal year. As of June 30, 2013, there were no indicators of impairment with respect to the Company’s goodwill.
Intangible Assets - Intangible assets primarily consist of customer relationships and developed technology and are recorded at their estimated fair value at the date of acquisition and are amortized using the straight-line method over their estimated useful lives of 10 years. For intangible assets not subject to amortization, an impairment loss is recognized if the carrying amount of the intangible assets is not recoverable and exceeds fair value. The carrying amount of the intangible assets is considered not recoverable if it exceeds the sum of the undiscounted cash flows expected to result from use of the asset. As of June 30, 2013, there were no indicators of impairment with respect to the Company’s intangible assets.
Redeemable Noncontrolling Interest - On May 2, 2013, the Company acquired a 51% controlling ownership interest in Augmentum. The Company has the right to call the remaining 49% interest, and Augmentum shareholders have the right to put the remaining 49% interest for a limited amount of time after the first anniversary of acquisition, at a pre-determined price, adjustable based on certain revenue targets. The "put" option expires on September 12, 2014, if not exercised, and the call option continues to exist indefinitely. The put option requires the noncontrolling interest to be classified as redeemable, recorded in the mezzanine equity on the Company's consolidated balance sheet, and measured at the greater of estimated redemption value, which approximates fair value, at the end of each reporting period or the historic cost basis. The resulting increases or decreases in the estimated redemption amount are affected by corresponding charges or credits against retained earnings, or in the absence of retained earnings, additional paid in capital. When the put option is no longer exercisable, the redeemable noncontrolling interest will be reclassified to noncontrolling interest and included in the permanent equity on the Company's consolidated balance sheet.
Other Comprehensive Loss - Other comprehensive loss primarily consists of foreign currency translation gains and losses, net of income tax effects.

The components of accumulated other comprehensive income (loss), net of tax, are as follows:

	June 30, 2013	December 31, 2012
Foreign currency translation adjustments	(1,181)	(1,170)
Other	(187)	(187)
	(1,368)	(1,357)

CTPARTNERS EXECUTIVE SEARCH INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(All tables in thousands, except share and per share amounts)

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

Note 2. Acquisitions
Augmentum Consulting, Ltd.
On May 2, 2013, the Company acquired a 51% controlling ownership interest in Augmentum Consulting, Ltd. ("Augmentum"), a London based search firm. This acquisition will complement CTPartners' existing UK business in a variety of practice areas, provide increased competitive advantage and enhance growth opportunity.
The Company paid $1.5 million in cash on the acquisition date, recorded a seller note payable valued at $2.5 million, payable in two equal installments on August 31, 2014 and 2015, and a redeemable noncontrolling interest of $3.8 million. The aggregate maximum purchase price may be adjusted based on certain revenue targets over 3 years, not to exceed $8.1 million in total.
The Company is currently in the process of determining the fair value of the assets acquired and the liabilites assumed in this business combination. The following table summarizes the provisional fair values of the consideration transferred, assets acquired and liabilities assumed, at acquisition date:

Fair value of consideration transferred:
Cash	$1,500
Seller note payable for contingent consideration	2,490
Total	3,990
Fair value of redeemable noncontrolling interest	3,849
$7,839

Recognized amounts of identifiable assets acquired and liabilities assumed
Cash	$667
Accounts receivable	2,044
Other assets	96
Trade names and trademarks	204
Database content	835
Customer relationships	474
Non-competition agreements	79
Property and equipment	43
Accounts payable and accrued expenses	(1,725)
Total identifiable net assets	2,717
Goodwill	5,122
Total fair value of assets acquired and liabilities assumed	7,839

CTPARTNERS EXECUTIVE SEARCH INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(All tables in thousands, except share and per share amounts)

The acquisition of Agumentum includes a contingent consideration arrangement, that allows for adjustment of payments based upon achievement of certain revenue targets over the next three years. The range of undiscounted amounts that the company could pay for its 51% controlling ownership interest is between zero and $2.6 million, denominated in British pounds and translated at the rate in effect at the end of reporting period.
The Company has the right to call the remaining 49% interest in Augmentum after August 2, 2014, and Augmentum shareholders have the right to put the remaining 49% interest after September 1, 2014 if the call option has not been exercised, at a pre-determined price, adjustable based on Augmentum's performance. The put option expires on September 12, 2014, if not exercised, and the call option continues to exist indefinitely. The purchase price for non-controlling interest is determined based on the same formula as contingent consideration, with maximum amount payable of $3.9 million, denominated in British pounds and translated at the rate in effect at the end of the reporting period.
The fair value of contingent consideration and the fair value of noncontrolling interest, including the value of the put and the call options, is contingent upon the acquired business revenues, and was estimated through the use of the Monte Carlo model. These fair value measurements are based on significant inputs not observable in the market and thus represent a Level 3 measurement. These fair value measurements are based on (i) an assumed revenue forecast, (ii) an assumed discount rate of 6.5%, and (iii) assumed market volatility rate range of 10%-12.5% based on the volatility data for companies similar to Augmentum. The fair value of the note payable for contingent consideration recognized on the acquisition date is $2.5 million, and the fair value of the redeemable noncontrolling interest is $3.8 million.
The fair value of identifiable intangible assets was measured based upon significant inputs that were not observable in the market, and therefore are classified as Level 3. The key assumptions include (i) management's projection of future cash flows based upon past experience and future expectations, and (ii) an assumed discount rate of 18.5%.
The goodwill of $5.1 million is attributable to the workforce of the acquired business and the synergies expected to arise after the acquisition. The goodwill relating to the Company's acquisition of Augmentum is fully deductible for United States federal income tax purposes.
The Company incurred acquisition related costs of $0.7 million, which were recorded as general and administrative expenses in the consolidated statements of operations for the three and six months ended June 30, 2013.
Total revenues and net income attributable to the acquisition, since the acquisition date, included in the consolidated statements of operations for the three and six months ended June 30, 2013, are as follows:

Three and Six Months Ended June 30, 2013
Total Revenues	$922
Net Income	$119
Pro forma unaudited total revenues and net income/(loss) of the combined entity had the acquisition occurred on January 1, 2012 are presented in the following table. This pro forma information is presented for informational purposes only and is not necessarily indicative of what our actual results of operations would have been had the acquisition occurred at such time.

	Three months ended June 30, 2013 [1]	Six months ended June 30, 2013 [2]	Three months ended June 30, 2012 [3]	Six months ended June 30, 2012 [4]
Total Revenues	$35,706	$36,167	$67,465	$70,734
Net Income (Loss)	$93	$(472)	$(1,969)	$(1,689)
1 Pro forma net income for the three months ended June 30, 2013 is adjusted to exclude $0.7 million of acquisition costs.
2 Pro forma net loss for the six months ended June 30, 2013 is adjusted to include $0.1 million of amortization expense, and to exclude $0.7 million of acquisition costs.
3 Pro forma net loss for the three months ended June 30, 2012 is adjusted to include $0.2 million of amortization expense.
4 Pro forma net loss for the six months ended June 30, 2012 is adjusted to include $0.4 million of amortization expense, and $0.7 million of acquisition costs.

Cheverny CEO Search, S.A.

On October 10, 2012, the Company completed an acquisition of Cheverny CEO Search, S.A., a Paris, France based search firm focused on executive recruiting. The first payment of $0.5 million was made in cash on the acquisition date, and a non-interest bearing seller note was issued for the remainder. The note is payable in two equal installments of $0.5 million each on July 12, 2013 and July 12, 2014. A portion of the total purchase price was contingent upon the continued employment of the acquiree. Therefore, the contingent portion of the purchase price was accounted for as compensation for post-combination services, recognized over the requisite service period using the graded-vesting method.

CTPARTNERS EXECUTIVE SEARCH INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(All tables in thousands, except share and per share amounts)

During the quarter ending March 31, 2013, the Company modified the terms of the Cheverny CEO Search, S.A. acquisition agreement, terminating all employment contingencies. As a result of the amendment, the Company recognized remaining post-combination compensation and incurred a non-recurring charge of $0.8 million relating to Cheverny CEO Search, S.A. post-combination compensation in the first quarter of 2013. The charge is included in compensation and benefits expenses in the consolidated statement of operations.
Latin America
Effective January 2, 2012, the Company acquired CTPartners Latin America Inc., its independently-owned licensee that had been operating under the name of CTPartners in Latin America for the prior five years. The aggregate purchase price in the agreement was $10.2 million which was paid in cash and the issuance of a non-interest bearing seller note for $5.3 million, due in equal installments of $2.6 million each on January 2, 2013 and January 2, 2014 respectively. A portion of the total purchase price was contingent upon the continued employment of certain key employees. The purchase agreement provides that the selling shareholders are required to repay to the Company up to the aggregate amount of $7.2 million if their employment terminates prior to the 36-month anniversary of the closing of the transaction. Therefore, the contingent portion of the purchase price was accounted for as compensation for post-combination services, and initially recognized over three years using the graded-vesting method. After accounting for a portion of the purchase price as post-combination compensation, the fair value of the consideration allocation to the assets and liabilities acquired was $3.0 million. Post-combination compensation expense of $1.5 million and $3.1 million was included in the results of operations for the three and six months ended June 30, 2012, respectively.
During the quarter ending March 31, 2013, the Company modified the terms of the Latin America acquisition agreement, terminating all employment contingencies. As a result of the amendment, the Company recognized the remaining post-combination compensation and incurred a non-recurring charge of $1.1 million relating to Latin America post-combination compensation in the first quarter of 2013. The charge is included in compensation and benefits expenses in consolidated the statement of operations.

Note 3. Goodwill and Intangible Assets
Goodwill
Changes in the carrying value of goodwill for the six months ended June 30, 3013 are as follows:

Balance as of December 31, 2012	$215
Additions	5,122
Exchange rate fluctuation	(118)
Balance as of June 30, 2013	$5,219
Intangible Assets

The following is a summary of intangible assets at June 30, 2013:

	Amortizable Lives	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Amortized Intangible assets
Customer relationships	10 years	$3,274	$397	$2,877
Developed technology	10 years	1,031	46	985
Trade names	1 year	199	31	168
Other	3 years	77	5	72
		$4,581	$479	$4,102
Unamortized Intangible Assets
Trademarks				373
Total Intangible Assets				$4,475
Total amortization expense of intangible assets for the three months and six months ended June 30, 2013 was $0.1 million and $0.1 million, respectively, and for the three and six months ended June 30, 2012 $0.1 million and $0.2 million, respectively. Estimated aggregate future amortization expense for the following five years and thereafter is as follows:

CTPARTNERS EXECUTIVE SEARCH INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(All tables in thousands, except share and per share amounts)

Years ending December 31,	Estimated Aggregate Future Amortization Expense
2013	$331
2014	523
2015	456
2016	439
2017	430
Thereafter	1,923
$4,102

Note 4. Accounts Receivable
The Company extends unsecured credit to customers under normal trade agreements, which generally require payment upon invoice receipt. The allowance for doubtful accounts is based upon management's review of delinquent accounts and an assessment of the Company's historical evidence of collections. The Company also provides a reserve for billing adjustments based upon historical experience. The allowance for doubtful accounts and billing adjustments amounted to $1.7 million and $1.4 million at June 30, 2013, and December 31, 2012, respectively.

Note 5. Basic and Diluted Earnings Per Share
A reconciliation of the amounts used in the basic and diluted earnings per share computation is shown in the following table.

	Three Months Ended June 30		Six Months Ended June 30
	2013	2012	2013	2012
Numerator
Net loss attributable to the Company	$(382)	$(324)	$(2,415)	$(890)
Denominator
Basic weighted-average common shares	7,035,919	7,151,227	7,027,120	7,143,380
Effect of stock options and restricted stock (1)	—	—	—	—
Diluted weighted-average common shares	7,035,919	7,151,227	7,027,120	7,143,380
Basic loss per common share	$(0.05)	$(0.05)	$(0.34)	$(0.12)

(1)
For the three months ended June 30, 2013, 246,454 restricted shares and 75,488 stock options are excluded as they are anti-dilutive to the net loss per common share, and for the three months ended June 30, 2012, 188,199 restricted shares and 102,500 options are excluded. For the six months ended June 30, 2013, 187,742 restricted shares and 37,952 stock options are excluded, and for the six months ended June 30, 2012, 174,932 restricted shares and 102,500 options are excluded, as they are anti-dilutive to the net loss per common share. For the three and six months ended June 30, 2013, 101,499 stock options were excluded, as the strike price is below the market price at June 30, 2013.

CTPARTNERS EXECUTIVE SEARCH INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(All tables in thousands, except share and per share amounts)

Note 6. Leasehold Improvements and Equipment
The components of the leasehold improvements and equipment at June 30, 2013 and December 31, 2012 are as follows:

	June 30, 2013	December 31, 2012
Leasehold improvements	$3,175	$3,301
Office furniture, fixtures and equipment	2,721	2,734
Computer equipment and software	4,907	4,397
	10,803	10,432
Accumulated depreciation and amortization	(7,408)	(6,959)
	$3,395	$3,473
Depreciation and amortization expense relating to leasehold improvements and equipment for the three and six months ended June 30, 2013 was $0.3 million and $0.6 million respectively, and for the three and six months ended June 30, 2012 was $0.4 million and $0.8 million, respectively

Note 7. Long-Term Debt
Line of Credit. The Company is a party to a credit and security agreement (the “Third Amended and Restated Credit and Security Agreement” or “Credit Agreement”) with a bank which includes a revolving credit facility. The Credit Agreement, as amended has been extended through April 30, 2015. Under the amended terms of the revolving credit facility, the Company may borrow an amount equal to the lesser of $14.0 million or the “Borrowing Base” (the Company’s eligible accounts receivable as defined in the Credit Agreement), with interest calculated at 325 basis points above the LIBOR rate as defined in the revolving Credit Agreement (the adjusted LIBOR rate), which was 3.443% at June 30, 2013. The Company had $4.6 million outstanding at June 30, 2013, and no borrowings on the revolving credit facility at December 31, 2012. Additionally, the Company has issued letters of credit related to office lease agreements secured by the Credit Agreement in the amounts of $3.3 million as of June 30, 2013 and December 31, 2012. Available borrowings under the revolving credit facility were $9.4 million and $10.0 million at June 30, 2013 and December 31, 2012, respectively.
Notes Payable. Long-term debt consists of the following at June 30, 2013 and December 31, 2012:

	June 30, 2013	December 31, 2012
Notes payable — redemption of members’ units	$391	$470
Notes payable - seller financed acquisitions	6,099	6,204
Notes payable - other	192	—
	6,682	6,674
Less current portion of long-term debt	3,766	3,186
	$2,916	$3,488
Notes Payable — Redemption of Members’ Units. Prior to the conversion from a limited liability company to a corporation, the Company periodically purchased member units from former members, with payment in the form of notes, payable over 5 years. The total due on these notes amounted to $0.4 million and $0.5 million at June 30, 2013 and December 31, 2012, respectively. The interest on the notes ranges from 2.66% to 5.00%. The carrying value of notes payable approximates its fair value.

Notes Payable — Seller Financed Acquisitions. During the year ended December 2012, the Company completed two acquisitions, and during the second quarter of 2013 the Company acquired a controlling interest in Augmentum Consulting, Ltd. as further described in Note 2. The aggregate purchase price for these acquisitions was, in part, financed through seller notes. The note payable associated with the Latin America acquisition is a non-interest bearing note with a face value of $5.3 million. As of June 30, 2013, $2.6 million is outstanding, payable on January 2, 2014.

The seller financed note payable associated with the Cheverny CEO Search, S.A. is a non-interest bearing note. As of June 30, 2013, $1.0 million was outstanding. The note is payable in two equal installments on July 12, 2013 and July 12, 2014.

In conjunction with the acquisition of Augmentum, the Company recorded a note payable to the seller in connection with the contingent purchase price. The note was recorded at fair value at acquisition, and is re-measured every reporting period, as further described in Note 2 to the consolidated financial statements. As of June 30, 2013, $2.5 million is outstanding, payable in two equal installments on August 31, 2014 and August 31, 2015.

CTPARTNERS EXECUTIVE SEARCH INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(All tables in thousands, except share and per share amounts)

Note 8. Share-Based Compensation
Restricted Shares - Upon effectiveness of conversion to a corporation, the Company adopted the 2010 Equity Incentive Plan. The purpose of the 2010 equity incentive plan is to promote the interests of the Company and our stockholders by (i) attracting, retaining and motivating employees, non-employee directors and independent contractors (including prospective employees), (ii) motivating such individuals to achieve long-term Company goals and to further align their interest with those of the Company’s stockholders by providing incentive compensation opportunities tied to the performance of the common stock of the Company and (iii) promoting increased ownership of our common stock by such individuals. Subject to adjustment for changes in capitalization, the maximum aggregate number of shares of our common stock that may be delivered pursuant to awards granted under the 2010 Equity Incentive Plan is 1.0 million.
A summary of the Company’s common stock subject to vesting provisions as of June 30, 2013, is presented below:

	Common	Weighted- Average Grant-Date
Non-Vested Common Stock	Stock	Fair Value
Non-vested common stock at December 31, 2012	94,188	$11.52
Granted	136,981	$3.43
Vested	(52,260)	$10.47
Forfeited	(2,564)	$13.00
Non-vested common stock at June 30, 2013	176,345	$5.53
Total share-based compensation expense related to vested shares was $0.2 and $0.3 million for the three and six months ended June 30, 2013, respectively, and $0.2 and $0.5 million for the three and six months ended June 30, 2012, respectively.
As of June, 2013, there was $0.6 million of unrecognized compensation expense related to shares subject to vesting provisions granted under the plan. This expense is expected to be recognized over a weighted-average period of 1.88 years.
In the first quarter of 2013, the Company granted an award subject to recapture provisions. Recapture provisions allow the Company to recapture a portion of stock if certain performance or service conditions are not met. A summary of the Company’s common stock subject to recapture provisions as of June 30, 2013, is presented below:

	Common	Weighted-Average Grant-Date
Common Stock Subject to Recapture	Stock	Fair Value
Common stock subject to recapture at December 31, 2012	—	$—
Granted	7,019	$4.70
Expiration of recapture provision	—	$—
Forfeited	—	$—
Common stock subject to recapture at June 30, 2013	7,019	$4.70
Total share-based compensation expense related to shares subject to recapture was $2,722 and $5,473 for the three and six months ended June 30, 2013, and $0 for the three and six months ended June 30, 2012.
As of June 30, 2013, there was $27,516 of unrecognized compensation expense related to shares subject to recapture granted under the plan. This expense is expected to be recognized over a weighted-average period of 2.58 years.
Non-qualified Stock Options —The Company’s 2010 Equity Incentive Plan provides for the issuance of equity incentive awards, such as restricted stock and options, in order to retain qualified personnel. All options have an exercise price that is equal to the fair value of the Company’s common stock on the grant date. Options are subject to ratable vesting over a three-year period, and compensation expense is recognized on a straight-line basis over the vesting period.

CTPARTNERS EXECUTIVE SEARCH INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(All tables in thousands, except share and per share amounts)

A summary of the Company’s non-qualified stock option activity for the six months ended June 30, 2013, is presented below:

	Number of Non- qualified Stock Options	Weighted Average Exercise Price Per Share	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value
Outstanding on December 31, 2012	102,500	$5.35	8.4	$—
Granted	94,100	$3.25	9.8	$106,333
Exercised	—	$—	—	$—
Expired	—	$—	—	$—
Forfeited	(1,000)	$5.35	—	$—
Outstanding on June 30, 2013	195,600	$4.34	9.1	$106,333
Exercisable on June 30, 2013	33,833	$5.35	—	$—
The aggregate intrinsic value is based upon the Company's closing stock price of $4.38 at June 28, 2013, the last trading day prior to the end of the Company's fiscal quarter. The compensation expense related to the options was $31,447 and $50,545 for the three and six months ended June 30, 2013, respectively, and $20,145 and $40,290 for the three and six months ended June 30, 2012, respectively. As of June 30, 2013, there was $0.2 million of unrecognized compensation expense related to unvested non-qualified stock options, which is expected to be recognized over a weighted-average period of 2.12 years.
Employee Stock Purchase Program - The stock discount purchase program allows selected employees to purchase up to $0.1 million of the Company’s stock in lieu of cash bonuses, at a 15% discount to the NYSE MKT trading price of those shares. Shares are subject to ratable vesting over a three-year period, and compensation expense relating to the discount is recognized on a straight-line basis over the vesting period. A summary of the Company's employee stock purchase program as of June 30, 2013, is presented below:

	Common	Weighted-Average Grant-Date
Employee Stock Purchase Program	Stock	Fair Value
Non-vested purchased employee stock at December 31, 2012	73,406	$5.11
Granted	79,490	$3.46
Vested	(24,467)	$5.11
Forfeited	—	$—
Common stock subject to recapture at June 30, 2013	128,429	$4.09
Compensation expense relating to the stock purchase discount program was $6,862 and $12,377 for the three and six months ended June 30, 2013, respectively. For the three and six months ended June 30, 2012, compensation expense relating to the stock purchase discount program was $1,838. As of June 30, 2013, there was $89,461 of unrecognized compensation expense related to shares subject to vesting provisions granted under the stock purchase discount program. This expense is expected to be recognized over a weighted-average period of 2.44 years.

CTPARTNERS EXECUTIVE SEARCH INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(All tables in thousands, except share and per share amounts)

Note 9. Enterprise Geographic Concentrations

The Company operates in four principal geographic regions: North America, EMEA, Asia Pacific and Latin America. The revenue, operating income (loss), depreciation and amortization, and capital expenditures, by region, for the three and six months ended June 30, 2013, and 2012, are as follows:

	Three Months ended June 30, 2013	Three Months ended June 30, 2012	Six Months ended June 30, 2013	Six Months ended June 30, 2012
Revenue
North America	$21,726	$21,366	$39,159	$41,489
EMEA	8,348	6,707	15,030	13,429
Asia Pacific	1,187	2,568	2,907	5,172
Latin America	2,962	3,113	6,310	6,067
Net revenue before reimbursable expenses	34,223	33,754	63,406	66,157
Reimbursable expenses	1,142	1,169	1,942	2,191
Total	$35,365	$34,923	$65,348	$68,348
Operating income (loss)
North America	$1,956	$4,039	$2,722	$7,277
EMEA	596	(500)	177	(976)
Asia Pacific	(237)	420	(88)	831
Latin America	188	(895)	(162)	(1,725)
Global Operations Support	(2,982)	(3,433)	(6,330)	(6,579)
Total	$(479)	$(369)	$(3,681)	$(1,172)
Depreciation and amortization
North America	$116	$118	$265	$246
EMEA	127	72	196	144
Asia Pacific	31	42	61	83
Latin America	82	87	178	175
Global Operations Support	77	70	146	145
Total	$433	$389	$846	$793
Capital expenditures
North America	$(16)	$(19)	$(18)	$(24)
EMEA	(38)	(5)	(39)	(11)
Asia Pacific	(10)	—	(12)	(4)
Latin America	(8)	6	(28)	(25)
Global Operations Support	(76)	(20)	(145)	(33)
Total	$(148)	$(38)	$(242)	$(97)

CTPARTNERS EXECUTIVE SEARCH INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(All tables in thousands, except share and per share amounts)

Identifiable assets by geographic concentrations are as follows:

	June 30, 2013	December 31, 2012
Identifiable Assets
North America	$27,390	$20,343
EMEA	14,908	12,881
Asia Pacific	3,825	5,610
Latin America	8,346	17,417
Global Operations Support	1,158	813
Total	$55,627	$57,064
Goodwill and other intangible assets, net:
Latin America	$2,435	$2,893
EMEA	7,259	517
Total	$9,694	$3,410

Note 10. Reorganization
In the third quarter of 2012, the Company’s management initiated a plan to reorganize its operations resulting in certain organizational changes in its Canadian and EMEA locations. The plan consisted of a workforce reorganization, and elimination of redundant or unneeded positions, which will allow the Company to combine business operations in certain geographic locations and serve our clients more efficiently. During the second quarter of 2013, the Company expanded its reorganization efforts globally, eliminating certain functions, resulting in an additional charge of $0.4 million which is included in compensation and benefits expense and general and administrative expenses in the condensed consolidated statement of operations.
The following table summarizes the major components of the reorganization charge:

Three and Six Months Ended June 30, 2013
Severance and other employee related costs	$340
Foreign currency translation	86
Total	$426
Reorganization charges by geographic location were as follows:

Three and Six Months Ended June 30, 2013
North America	$258
EMEA	138
Asia Pacific	30
Total	$426
Changes in reorganization reserves related to the plan described above for the six months ended June 30, 2013, are as follows:

Severance and other employee related costs
Balance at December 31, 2012	$152
Reorganization charges	426
Cash payments	(407)
Non-cash charges	(33)
Balance at June 30, 2013	$138

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
Management’s Discussion and Analysis of Financial Condition and Results of operations has been prepared for the three- and six-month periods ending June 30, 2013 and 2012.
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
Second Quarter Overview
Net revenue for the three months ended June 30, 2013, increased $0.5 million while operating loss remained flat, compared to the three months ended June 30, 2012 due to an increase in non-operational items. Net loss for the second quarter of 2013 was $0.3 million, consistent with the second quarter of 2012.
On an adjusted basis, net income, as defined in the reconciliation of non-GAAP measure, was $0.6 million for the three months ended June 30, 2013, as compared to adjusted net income of $0.5 million for three months ended June 30, 2012.
On May 2, 2013, the Company acquired a 51% controlling ownership interest in Augmentum Consulting, Ltd. ("Augmentum"), a premier executive search firm based in London. This acquisition will complement CTPartners' existing UK business in a variety of practice areas, including Non-Executive Directorship (NED).
The Company paid $1.5 million in cash, recorded a seller note payable valued at $2.5 million, payable in two equal installments on August 31, 2014 and 2015, and a redeemable noncontrolling interest of $3.8 million. The Company has the right to call the remaining 49% interest in Augmentum after August 2, 2014, and Augmentum shareholders have the right to put the remaining 49% interest after September 1, 2014 if the "call" option has not been exercised. Both options are exercisable at a pre-determined price, adjustable based on Augmentum's performance.
For the three months ended June 30, 2013, we were engaged to perform 364 searches. For the three months ended June 30, 2012, we were engaged to perform 350 searches. During the three months ended June 30, 2013, we placed candidates in 134 U.S. searches and in 138 non-U.S searches. For the three months ended June 30, 2012, we placed candidates in 121 U.S. searches and in 151 non-U.S. searches.
For the six months ended June 30, 2013, we were engaged to perform 712 searches. For the six months ended June 30, 2012, we were engaged to perform 735 searches. During the six months ended June 30, 2013, we placed candidates in 254 U.S. searches and in 249 non-U.S searches. For the six months ended June 30, 2012, we placed candidates in 225 U.S. searches and in 281 non-U.S. searches.

Relevant data is set forth below:

Performance Metrics	Three months ended June 30, 2013	Three months ended June 30, 2012	Increase/ Decrease	Percentage Increase/ Decrease
	(in thousands, except number of search assignments and search consultants)
Number of new search assignments	364	350	14	4.0%
Number of executive search consultants (as of period end)	121	109	12	11.0%
Productivity, as measured by average annualized net revenue per executive search consultant	$1,131	$1,239	$(108)	(8.7)%
Average revenue per executive search	$103	$94	$9	9.6%
The number of search consultants and the calculation for productivity includes the 14 consultants from Augmentum. If our results included full three months of Augmentum revenue, productivity per consultant would be $1,167,000.

Performance Metrics	Six months ended June 30, 2013	Six months ended June 30, 2012	Increase/ Decrease	Percentage Increase/ Decrease
	(in thousands, except number of search assignments and search consultants)
Number of new search assignments	712	735	(23)	(3.1)%
Number of executive search consultants (as of period end)	121	109	12	11.0%
Productivity, as measured by average annualized net revenue per executive search consultant	$1,048	$1,214	$(166)	(13.7)%
Average revenue per executive search	$97	$92	$5	5.4%
The number of search consultants and the calculation for productivity includes the 14 consultants from Augmentum. If our results included six months of Augmentum revenue, productivity by consultant would be $1,099,000.
Adjusted Performance Measure, Excluding Non-Operational Charges
We utilize Adjusted Net Income/(Loss) and Adjusted Income/(Loss) per common share, non-GAAP financial measures, as a measures of our results of operations. We calculated Adjusted Net Income/(Loss) as Net Income/(Loss) excluding the following charges which we do not believe are reflective of our operational results:

•	Post-combination compensation expense

•	Reorganization charges

•	Gain or loss on foreign currency related to funding of foreign subsidiaries

•	Fees and expenses incurred by us in connection with the restatement of our 2012 interim financial statements

•	Fees and expenses incurred in connection with acquisitions

•	Tax effect of the above adjustments
We calculate Adjusted earnings/(loss) per common share using the weighted average shares outstanding amounts used in the calculation of diluted earnings per share in accordance with GAAP.

Management utilizes this information to measure performance, and believes it more appropriately reflects the results of ongoing operations.

	(in thousands, except per share amounts)
	Three Months Ended June 30		Six Months Ended June 30
	2013	2012	2013	2012
CALCULATION OF "AS ADJUSTED" PERFORMANCE MEASURE
Net loss	$(324)	$(324)	$(2,357)	$(890)
Adjustments:
Post-combination compensation and reorganization expense	426	1,525	2,304	3,050
Foreign exchange loss/(gain) on funding of foreign subsidiaries	230	(149)	907	(362)
Costs incurred for restatement, acquisition and integration	874	79	1,086	335
Tax effect of the adjustments	(589)	(599)	(1,677)	(1,185)
Adjusted net income/ (loss)	$617	$532	$263	$948

Earnings per common share, as adjusted	$0.08	$0.07	$0.04	$0.13
Use of non-GAAP measures: The table above contains selected financial information calculated other than in accordance with U.S. Generally Acceptable Accounting Principles (“GAAP”).
Results of Operations

Three-Month Period Ended June 30, 2013 Compared to Three-Month Period Ended June 30, 2012

Net Revenue. Net revenue increased $0.5 million, or 1.4%, to $34.2 million for the three-month period ended June 30, 2013 from $33.8 million for the three months ended June 30, 2012. The increase in net revenue was driven by improving market conditions in North America and the acquisition of Augmentum, offset by a decline in Asia Pacific.

Compensation and Benefits Expenses. Compensation and employee benefits expense decreased $0.6 million or 2.4%, to $26.2 million for the three-month period ended June 30, 2013, from $26.9 million for the three-month period ended June 30, 2012. Excluding the post-combination compensation charges of $1.5 million in the second quarter of 2012, and reorganization expense of $0.4 million for the second quarter of 2013, compensation and benefits expense increased to 75.7% of net revenue for the three-month period ended June 30, 2013, compared to 75.1% for the three-month period ended June 30, 2012.

The $0.5 million increase in compensation and benefits expense after adjustment for non-operational charges is principally due to (i) a $0.6 million increase in consultant compensation due to the increase in actual and forecasted net fee revenues, (ii) a $0.6 million increase in non-consultant compensation, including discretionary incentive compensation, offset by (iii) a $0.7 million decrease in talent acquisition costs.

General and Administrative Expenses. General and administrative expenses increased $1.3 million, to $8.3 million in 2013 from $7.1 million in 2012. Excluding non-operational charges defined in the reconciliation of non-GAAP measure, general and administrative expenses remained flat at $7.2 million for the three months ended June 30, 2013, as compared to the three months ended June 30, 2012, and decreased from 21.2% of net revenue in the second quarter of 2012 to 20.9% in the second quarter of 2013.

Operating Income/Loss. Operating loss for the three months ended June 30, 2013 was $0.5 million, compared to an operating loss of $0.4 million for the three months ended June 30, 2012. Excluding non-operational charges of $1.5 million for the three months ended June 30, 2013 and 2012, as defined in the reconciliation of Non-GAAP measures, on an adjusted basis, operating income for the three months ended June 30, 2013 was $1.0 million, as compared to an operating income of $1.1 million for three months ended June 30, 2012.

Net Interest Expense. Net interest expense remained flat at $0.1 million for three months ended June 30, 2013, compared to three months ended June 30, 2012.

Loss Before Taxes and Income Tax Benefit. For the three months ended June 30, 2013, we recorded a loss before income taxes of $0.5 million and an income tax benefit of $0.2 million, compared to a loss before income taxes of $0.4 million and an income tax benefit of $0.1 million in 2012. The increase in income tax benefit is primarily due to a $0.1 million increase in loss before income taxes. The

Company's effective tax rate was 40.4% for the three months ended June 30, 2013. As discussed below, the Company's effective tax rate for six months ended June 30, 2013 is 38.0%.

Net income. Net loss for the three months ended June 30, 2013 was $0.3 million, as compared to a net loss of $0.3 million for the three months ended June 30, 2012. Adjusted net income increased $0.1 million, to an adjusted net income of $0.6 million for the three months ended June 30, 2013, as compared to an adjusted net income of $0.5 million for the three months ended June 30, 2012.

Net Loss Attributable to the Company. As fully described in Note 2 to the consolidated financial statements, we acquired a controlling interest in Augmentum. For the second quarter ended June 30, 2013, we allocated $0.1 million of net income to the redeemable noncontrolling interest. Net loss attributable to the Company for the three months ended June 30, 2013 is $0.4 million as compared to net loss of $0.3 million for the same period in 2012.

Earnings/Loss per common share. Basic and diluted loss per common share remained flat at $0.05 for the second quarter of 2013, compared to the second quarter of 2012. Adjusted earnings per common share was $0.08 for the three months ended June 30, 2013, an increase of $0.01 per share as compared to an adjusted income per common share of $0.07 for the three months ended June 30, 2012.

Six-Month Period Ended June 30, 2013 Compared to Six-Month Period Ended June 30, 2012

Net Revenue. Net revenue decreased $2.8 million, or 4.2%, to $63.4 million for the six-month period ended June 30, 2013 from $66.2 million for the six months ended June 30, 2012. The decrease in net revenue was caused primarily by soft first quarter market conditions in Financial Services in North America and Asia Pacific.

Compensation and Benefits Expenses. Compensation and employee benefits expense decreased $3.1 million or 5.7%, to $50.3 million for the six-month period ended June 30, 2013, from $53.4 million for the six-month period ended June 30, 2012. Excluding the non-operational compensation charges of $2.3 million for the six months ended June 30, 2013 and $3.0 million for the first six months of 2012, respectively, compensation and benefits expense decreased to 75.8% of net revenue for the six-month period ended June 30, 2013, compared to 76.1% for the six-month period ended June 30, 2012.

The $2.2 million decrease in compensation and benefits expense excluding the certain non-operational charges, as defined in reconciliation of Non-GAAP measures, is principally due to (i) a $1.5 million decrease in consultant compensation and related benefits as a result of the $2.8 million decrease in net fee revenue, (ii) a $0.5 million increase in non-consultant compensation, including discretionary incentive compensation, and (iii) a $1.2 million decrease in talent acquisition costs.

General and Administrative Expenses. General and administrative expenses increased $2.8 million, to $16.6 million for the six months ended June 30, 2013 from $13.8 million for the same period in 2012. Excluding non-operational charges defined in the reconciliation of non-GAAP measure, general and administrative expenses were $14.6 million for the six months ended June 30, 2013, as compared to $13.8 million for the six months ended June 30, 2012. The increase is comprised primarily of the $0.6 million increase in advertising and marketing expense.

Operating Loss. Operating loss for the six months ended June 30, 2013 was $3.7 million, compared to an operating loss of $1.2 million for the six months ended June 30, 2012. Excluding non-operational charges of $4.3 million and $3.0 million for the first half of 2013 and 2012, respectively, as defined in the reconciliation of Non-GAAP measures, on an adjusted basis, operating income for the six months ended June 30, 2013 was $0.6 million, as compared to an operating income of $1.9 million for six months ended June 30, 2012.

The decrease of $1.3 million in operating income primarily reflects a decrease in net revenues of $2.8 million, a $0.7 million increase in general and administrative expenses offset by a reduction of $2.2 million in compensation expense.

Net Interest Expense. Net interest expense remained flat at $0.1 million for six months ended June 30, 2013, compared to six months ended June 30, 2012.

Loss Before Taxes and Income Tax Benefit. For the six months ended June 30, 2013, we recorded a loss before income taxes of $3.8 million and an income tax benefit of $1.4 million, compared to a loss before income taxes of $1.3 million and an income tax benefit of $0.4 million in 2012. The increase in income tax benefit is primarily due to a $2.5 million increase in loss before income taxes. The Company's effective tax rate was 38.0% for the six months ended June 30, 2013.

Net income. Net loss for the six months ended June 30, 2013 was $2.4 million, as compared to a net loss of $0.9 million for the six months ended June 30, 2012. Adjusted net income decreased $0.7 million, to an adjusted net income of $0.3 million for the six months ended June 30, 2013, as compared to an adjusted net income of $0.9 million for the six months ended June 30, 2012.

Net Loss Attributable to the Company. As fully described in Note 2, we acquired a controlling interest in Augmentum Consulting Ltd. For the first half of 2013, we allocated $0.1 million of net income to the redeemable noncontrolling interest. Net loss attributable to the company for the six months ended June 30, 2013 is $2.4 million as compared to net loss of $0.9 million for the same period in 2012.

Earnings/Loss per common share. Basic and diluted loss per common share was $0.34 for the first half of 2013, compared to a loss per share of $0.12 in the same period in 2012. Adjusted earnings per share was $0.04 for the six months ended June 30, 2013, a decrease of $0.09 per share as compared to an adjusted income per common share of $0.13 for the six months ended June 30, 2012.

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
The following table summarizes our cash flow for the periods shown:

	Six months ended June 30,
	2013	2012
Net cash (used in) operating activities	$(11,299)	$(4,240)
Net cash (used in) investing activities	(1,075)	(3,144)
Net cash provided (used in) by financing activities	1,864	(218)
Net decrease in cash	$(10,510)	$(7,602)

Cash Flow from Operating Activities. Cash used in operating activities was $11.3 million in the six-month period ended June 30, 2013, an increase of $7.1 million compared to cash used in operating activities of $4.2 million in the three-month period ended June 30, 2012. The increase is primarily due to an increase of $2.6 million in net loss from operations, excluding post combination compensation charges, and an increase of $3.6 million in payment of consultant bonuses. The remainder of the difference is attributable to the other timing differences within working capital.

Cash from Investing Activities. For the six-month period ended June 30, 2013, cash used in investing activities was $1.1 million compared to $3.1 million for the six-month period ended June 30, 2012. For the six-month period ended June 30, 2013, the cash used in investing activity was principally used for the acquisition of Augmentum, and for the six months ended June 30, 2012 cash used in investing activities was principally for the initial cash payment of $2.6 million related to our Latin America acquisition.

Cash from Financing Activities. For the six-month period ended June 30, 2013, cash provided by financing activities was $1.9 million principally due to the $4.6 million in proceeds from our revolving credit facility, offset by $2.7 million payment of principal on long term debt, related to acquisition of Latin America. For the six-month period ended June 30, 2012, cash used in financing activities was $0.2 million, comprised of common stock repurchases and principal pay down on loans to our former shareholders.

Under our credit facility agreement, which we have amended to extend on existing terms through April 30, 2015 and increase the borrowing capacity to $14.0 million, we may borrow U.S. dollars at LIBOR plus 3.25%. The borrowings outstanding under our credit facility were $4.6 million and $0 at June 30, 2013, and June 30, 2012, respectively. As of June 30, 2013, we had $9.4 million available to borrow. As of December 31, 2012, we had $10.0 million available to borrow. The Company is required to maintain specified leverage and fixed charge coverage ratios as as defined in the Credit Agreement. As of June 30, 2013, and as of June 30, 2012, the Company was in compliance with the covenants under the existing line of credit and no events of default existed.

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
We have evaluated, under the supervision and with the participation of our management, including the Chief Executive Officer and Chief Financial Officer, the design and operations of our disclosure controls and procedures to determine whether they are effective in ensureing that the disclosure of required information is timely made in accordance with the Securities Exchange Act of 1934 ("Exchange Act") and the rules and forms of the Securities and Exchange Commission, as of June, 2013.
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
We believe that as of June 30, 2013 we have remediated this material weakness and improved the effectiveness of our internal control over financial reporting by implementing additional controls over financial reporting regarding acquisitions.
Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective as of June 30, 2013 to ensure that information required to be disclosed in the reports we file, or submit, under the Exchange Act is recorded, processed, summarized and reported as and when required.

PART II. OTHER INFORMATION
Item 2. Unregistered Sale of Equity Securities and Use of Proceeds
Issuer Purchases of Equity Securities
The following table presents the number of shares purchased monthly under the Company’s stock repurchase program for the three-month period ended June 30, 2013.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plan	Approximate Dollar Value of Shares That May Yet Be Purchased Under The Plan
April 1, 2013 - April 30, 2013	—	$—	—	$1,831
May 1, 2013 - May 31, 2013	—	—	—	1,831
June 1, 2013 - June 30, 2013	—	—	—	1,831
Total	—	$—	—
On January 19, 2012, the Company’s Board of Directors authorized a new share repurchase program (“2012 Share Repurchase Program”) to acquire up to $1.0 million of the Company’s outstanding shares of common stock in open-market, privately negotiated transactions and block trades. The 2012 Share Repurchase Program extended the previous program which was authorized in August 2011 (“2011 Share Repurchase Program”). The Company repurchased a cumulative amount of $998,701 under the 2011 Share Repurchase Program. No shares were repurchased during the three months ended June 30, 2013. As of June 30, 2013, the cumulative amount of shares repurchased under 2012 Share Repurchase Program was 235,253 at a cost of $998,169.
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
During the six month period ending June 30, 2013, we:

•	Used approximately $5.3 million to prepay consultant compensation for tax planning purposes.

•	Paid down approximately $2.7 million of long-term debt.
As of June 30, 2013, all of the net proceeds from the offering have been applied as described in the prospectus included in our registration statement.

Item 5. Other Information

None.

SIGNATURES
Pursuant to the requirements of the Securities Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
CTPartners Executive Search Inc.

By: /s/ WILLIAM J. KENEALLY
William J. Keneally
Chief Financial Officer
Date: August 7, 2013

CTPARTNERS EXECUTIVE SEARCH INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(All tables in thousands, except share and per share amounts)

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