Form 10-Q
period 2013-09-30
CTPARTNERS EXECUTIVE SEARCH INC.
filed 2013-11-07
CIK 1439199

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For quarterly period ended September 30, 2013
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

Large Accelerated Filer	☐	Accelerated Filer	☐	Non-Accelerated Filer	☐	Smaller Reporting Company	☒
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    ☐  Yes    ☒  No
The number of the registrant’s common shares outstanding as of November 5, 2013 was 7,071,652.

	Description	Page

PART I. Financial Information

Item 1.	Condensed Consolidated Financial Statements	3
	Condensed Consolidated Balance Sheets as of September 30, 2013 and December 31, 2012 (unaudited)	3
	Condensed Consolidated Statements of Operations for the three and nine months ended September 30, 2013 and 2012 (unaudited)	4
	Condensed Consolidated Statements of Comprehensive Income (Loss) for the three and nine months ended September 30, 2013 and 2012 (unaudited)	5
	Condensed Consolidated Statements of Cash Flows for the nine months ended September 30, 2013 and 2012 (unaudited)	6
	Notes to Condensed Consolidated Financial Statements (unaudited)	8
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	18
Item 4.	Controls and Procedures	22

Part II. Other Information

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	24
Item 5.	Other Information	24
	Signatures	25
Item 6.	Exhibits	26
	EX - 3.2 Amended and Restated Bylaws
	EX - 31.1 Chief Executive Officer Certification pursuant to Rule 13a-14(a) under the Exchange Act
	EX - 31.2 Chief Financial Officer Certification pursuant to Rule 13a-14(a) under the Exchange Act
	EX - 32.1 Certification of Chief Executive Officer pursuant to 18 U.S.C Section 1350
	EX - 32.2 Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350
	EX - 101.INS XBRL INSTANCE DOCUMENT
	EX - 101.SCH XBRL SCHEMA DOCUMENT
	EX - 101.CALC XBRL CALCULATION LINKBASE DOCUMENT
	EX - 101.DEF XBRL DEFINITION LINKBASE DOCUMENT
	EX - 101.LAB XBRL LABEL LINKBASE DOCUMENT
	EX - 101.PRE XBRL PRESENTATION LINKBASE DOCUMENT

PART I. Financial Information

Item 1. Condensed Consolidated Financial Statements

CTPARTNERS EXECUTIVE SEARCH INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)
(in thousands, except share and per share amounts)

	September 30, 2013	December 31, 2012
Assets
Current Assets
Cash	$7,342	$15,947
Accounts receivable, net	26,051	23,100
Prepaid expenses	2,707	2,949
Deferred income taxes	1,865	1,932
Income taxes receivable	605	—
Other	2,832	3,775
Total current assets	41,402	47,703
Non-current assets
Leasehold improvements and equipment, net	3,796	3,473
Goodwill	5,533	215
Intangibles, net	4,406	3,195
Other assets	2,781	1,867
Deferred income taxes	5,341	4,021
	$63,259	$60,474
Liabilities and Stockholders’ Equity
Current Liabilities
Current portion of long-term debt	$4,802	$3,186
Accounts payable	1,957	1,762
Accrued compensation	23,720	24,401
Accrued business taxes	1,896	1,465
Income taxes payable	—	233
Accrued expenses	4,572	3,762
Total current liabilities	36,947	34,809
Long-Term Liabilities
Long-term debt, less current maturities	1,207	3,488
Deferred rent, less current maturities	1,056	1,367
Total long-term liabilities	2,263	4,855
Redeemable noncontrolling interest	4,000	—
Stockholders’ Equity
Preferred stock: 1,000,000 shares authorized, no shares issued and outstanding	—	—
Common stock: $0.001 par value, 15,000,000 shares authorized, 7,502,181 and 7,409,247 shares issued; 7,072,901 and 6,983,561 shares outstanding at September 30, 2013 and December 31, 2012, respectively	7	7
Additional paid-in capital	37,599	36,846
Accumulated deficit	(14,366)	(12,611)
Accumulated other comprehensive (loss), net of tax	(1,101)	(1,357)
Treasury stock at cost 429,280 shares at September 30, 2013 and 425,686 shares at December 31, 2012.	(2,090)	(2,075)
Total stockholders' equity	20,049	20,810
	$63,259	$60,474
See Notes to Consolidated Financial Statements.

CTPARTNERS EXECUTIVE SEARCH INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
(in thousands except share and per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Revenue
Net revenue	$32,553	$32,005	$95,959	$98,162
Reimbursable expenses	1,088	1,152	3,030	3,343
Total revenue	33,641	33,157	98,989	101,505
Operating expenses
Compensation and benefits	24,667	27,287	74,974	80,652
General and administrative	6,872	6,620	23,502	20,430
Reimbursable expenses	1,240	1,264	3,332	3,609
Total operating expenses	32,779	35,171	101,808	104,691
Operating income/(loss)	862	(2,014)	(2,819)	(3,186)
Interest expense, net	(37)	(44)	(156)	(124)
Income/(loss) before income taxes	825	(2,058)	(2,975)	(3,310)
Income tax (expense)/benefit	(323)	858	1,120	1,219
Net income/(loss)	502	(1,200)	(1,855)	(2,091)
Net loss attributable to redeemable noncontrolling interest	156	—	98	—
Net income/(loss) attributable to the Company	$658	$(1,200)	$(1,757)	$(2,091)

Basic income/(loss) per common share	$0.09	$(0.17)	$(0.25)	$(0.29)
Diluted income/(loss) per common share	$0.09	$(0.17)	$(0.25)	$(0.29)
Basic weighted average common shares	7,070,180	7,081,963	7,041,631	7,122,758
Diluted weighted average common shares	7,476,476	7,081,963	7,041,631	7,122,758
See Notes to Condensed Consolidated Financial Statements.

CTPARTNERS EXECUTIVE SEARCH INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS) (UNAUDITED)
(In Thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Net income/(loss)	$502	$(1,200)	$(1,855)	$(2,091)
Other comprehensive income/(loss), net of tax
Foreign currency translation adjustments	266	23	255	(353)
Comprehensive income/(loss)	768	(1,177)	(1,600)	(2,444)
Comprehensive loss attributable to redeemable noncontrolling interest	(156)	—	(98)	—
Comprehensive income/(loss) attributable to the Company	$612	$(1,177)	$(1,698)	$(2,444)
See Notes to Condensed Consolidated Financial Statements.

CTPARTNERS EXECUTIVE SEARCH INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(In thousands)

	For the Nine Months Ended September 30,
	2013	2012
Cash Flows From Operating Activities
Net loss	$(1,855)	$(2,091)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation and amortization	1,435	1,176
Reorganization charges	48	507
Share-based compensation	577	591
Amortization of discount on seller notes	89	130
Amortization of post-combination compensation	1,878	4,576
Deferred income taxes	(1,253)	(1,275)
Changes in operating assets and liabilities, net of effect of acquired businesses:
Accounts receivable, net	(878)	(4,789)
Prepaid expenses	296	(336)
Income taxes receivable	(605)	(225)
Other assets and receivables	(1,895)	(3,826)
Accounts payable	(42)	18
Accrued compensation	(498)	2,616
Accrued business taxes	(194)	723
Income taxes payable	(259)	—
Accrued expenses	(113)	175
Deferred rent	(295)	(114)
Net cash used in operating activities	(3,564)	(2,144)
Cash Flows From Investing Activities
Acquisition of businesses	(833)	(3,047)
Purchase of leasehold improvements and equipment	(942)	(178)
Net cash used in investing activities	(1,775)	(3,225)
Cash Flows From Financing Activities
Principal payments on long-term debt	(3,625)	(116)
Repurchase of common stock	(15)	(998)
Net cash used in financing activities	(3,640)	(1,114)
Net decrease in cash	(8,979)	(6,483)
Effect of foreign currency on cash	374	(444)
Cash:
Beginning	15,947	21,830
Ending	$7,342	$14,903

CTPARTNERS EXECUTIVE SEARCH INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED) (Continued)
(In thousands)

Supplemental Disclosure of Non-Cash Investing Activities
Acquisition of businesses
Total identifiable assets acquired and liabilities assumed	$2,717	$2,832
Goodwill	5,122	215
Deferred post-combination compensation	—	7,190
Aggregate purchase price per purchase agreement	$7,839	$10,237
Cash paid for post-combination compensation arrangement	—	(2,203)
Seller note	(2,490)	(4,987)
Redeemable noncontrolling interest	(3,849)	—
Cash Paid for Acquisition of Businesses	$1,500	$3,047
Less Cash Acquired	(667)	—
Cash Paid for Acquisition of a Business Net of Cash Acquired	$833	$3,047

Supplemental Disclosure of Non-Cash Financing Activities
Seller financing of fixed asset additions	(518)	—
Treasury stock acquired in lieu of shareholder receivable	(15)	(53)
Employee discount stock purchase award in lieu of cash compensation	275	375
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
In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and nine months ended September 30, 2013, are not necessarily indicative of the results that may be expected for the year ended December 31, 2013.
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
Goodwill - Goodwill represents the excess of the purchase price over the fair value of assets acquired and liabilities assumed, if any. The goodwill impairment test compares the fair value of a reporting unit with its carrying amount, including goodwill. If the carrying amount of a reporting unit exceeds its fair value, goodwill of the reporting unit would be considered impaired. To measure the amount of the impairment loss, the implied fair value of a reporting unit’s goodwill is compared to the carrying amount of that goodwill. If the carrying amount of a reporting unit’s goodwill exceeds the implied fair value of that goodwill, an impairment loss is indicated. For this test, the fair value of the Company’s relevant reporting unit is determined using a combination of valuation techniques, including a discounted cash flow methodology. The Company performs an impairment test annually, in the fourth quarter of the fiscal year. As of September 30, 2013, there were no indicators of impairment with respect to the Company’s goodwill.
Intangible Assets - Intangible assets primarily consist of customer relationships and developed technology and are recorded at their estimated fair value at the date of acquisition and are amortized using the straight-line method over their estimated useful lives of 10 years. For intangible assets not subject to amortization, an impairment loss is recognized if the carrying amount of the intangible assets is not recoverable and exceeds fair value. The carrying amount of the intangible assets is considered not recoverable if it exceeds the sum of the undiscounted cash flows expected to result from use of the asset. As of September 30, 2013, there were no indicators of impairment with respect to the Company’s intangible assets.
Redeemable Noncontrolling Interest - On May 2, 2013, the Company acquired a 51% controlling ownership interest in Augmentum. The Company has the right to call the remaining 49% interest, and Augmentum shareholders have the right to put the remaining 49% interest for a limited amount of time after the first anniversary of acquisition, at a pre-determined price, adjustable based on certain revenue targets. The "put" option expires on September 12, 2014, if not exercised, and the call option continues to exist indefinitely. The put option requires the noncontrolling interest to be classified as redeemable, recorded in the mezzanine equity on the Company's consolidated balance sheet, and measured at the greater of estimated redemption value, which approximates fair value, at the end of each reporting period or the historic cost basis. The resulting increases or decreases in the estimated redemption amount are affected by corresponding charges or credits against retained earnings, or in the absence of retained earnings, additional paid in capital. If the put option becomes no longer exercisable, the redeemable noncontrolling interest will be reclassified to noncontrolling interest and included in the permanent equity on the Company's consolidated balance sheet.
Other Comprehensive Loss - Other comprehensive loss primarily consists of foreign currency translation gains and losses, net of income tax effects.

The components of accumulated other comprehensive loss, net of tax, are as follows:

	September 30, 2013	December 31, 2012
Foreign currency translation adjustments	(915)	(1,170)
Other	(186)	(187)
	(1,101)	(1,357)

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

Note 2. Acquisitions
Augmentum Consulting, Ltd.
On May 2, 2013, the Company acquired a 51% controlling ownership interest in Augmentum Consulting, Ltd. ("Augmentum"), a London based search firm. This acquisition complements CTPartners' existing UK business in a variety of practice areas, provides increased competitive advantage and enhances growth opportunity.
The Company paid $1.5 million in cash on the acquisition date, recorded a seller note payable valued at $2.5 million, payable in two equal installments on August 31, 2014 and 2015, and a redeemable noncontrolling interest of $3.8 million. The aggregate maximum purchase price may be adjusted based on certain revenue targets over 3 years, not to exceed $8.5 million in total.
The following table summarizes the fair values of the consideration transferred, assets acquired and liabilities assumed, at acquisition date:

Fair value of consideration transferred:
Cash	$1,500
Seller note payable for contingent consideration	2,490
Total	3,990
Fair value of redeemable noncontrolling interest	3,849
$7,839

Recognized amounts of identifiable assets acquired and liabilities assumed
Cash	$667
Accounts receivable	2,044
Other assets	96
Trade names and trademarks	204
Database content	835
Customer relationships	474
Non-competition agreements	79
Property and equipment	43
Accounts payable and accrued expenses	(1,725)
Total identifiable net assets	2,717
Goodwill	5,122
Total fair value of assets acquired and liabilities assumed	$7,839

CTPARTNERS EXECUTIVE SEARCH INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(All tables in thousands, except share and per share amounts)

The acquisition of Augmentum includes a contingent consideration arrangement, that allows for adjustment of payments based upon achievement of certain revenue targets over the next three years. The range of undiscounted amounts that the Company could pay for the contingent part of its 51% controlling ownership interest is between zero and $2.5 million, denominated in British pounds and translated at the rate in effect at the end of reporting period.
The Company has the right to call the remaining 49% interest in Augmentum after August 2, 2014, and Augmentum shareholders have the right to put the remaining 49% interest after September 1, 2014 if the call option has not been exercised, at a pre-determined price, adjustable based on Augmentum's performance. The put option expires on September 12, 2014, if not exercised, and the call option continues to exist indefinitely. The purchase price for the non-controlling interest is determined based on the same formula as contingent consideration, with maximum amount payable of $4.2 million, denominated in British pounds and translated at the rate in effect at the end of the reporting period. As of September 30, 2013, the redemption value of non-controlling interest was $4.0 million.
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
The goodwill of $5.1 million is attributable to the workforce of the acquired business and the synergies expected to arise in connection with the acquisition. The goodwill relating to the Company's acquisition of Augmentum is fully deductible for United States federal income tax purposes.
The Company incurred acquisition related costs of $0.1 million and $0.8 million for the three and nine months ended September 30, 2013, respectively, which were recorded as general and administrative expenses in the consolidated statements of operations.
Total revenues and net income attributable to the acquisition, since the acquisition date, included in the consolidated statements of operations for the three and nine months ended September 30, 2013, are as follows:

	Three Months Ended September 30, 2013	Nine Months Ended September 30, 2013
Total Revenues	$1,218	$2,140
Net Loss	$(311)	$(192)
Pro forma unaudited total revenues and net income/(loss) of the combined entity had the acquisition occurred on January 1, 2012 are presented in the following table. This pro forma information is presented for informational purposes only and is not necessarily indicative of what our actual results of operations would have been had the acquisition occurred at such time.

	Three months ended September 30		Nine months ended September 30
	2013	2012[1]	2013[2]	2012[3]
Total Revenues	$33,641	$34,958	$101,106	$105,692
Net Income (Loss)	$536	$(1,431)	$(1,086)	$(2,776)
1 Pro forma net loss for the three months ended September 30, 2012 is adjusted to include $0.2 million of amortization expense.
2 Pro forma net loss for the nine months ended September 30, 2013 is adjusted to include $0.1 million of amortization expense, and to exclude $0.7 million of acquisition costs.
3 Pro forma net loss for the nine months ended September 30, 2012 is adjusted to include $0.6 million of amortization expense and $0.7 million of acquisition costs.

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

CTPARTNERS EXECUTIVE SEARCH INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(All tables in thousands, except share and per share amounts)

During the quarter ending March 31, 2013, the Company modified the terms of the Cheverny CEO Search, S.A. acquisition agreement, terminating all employment contingencies. As a result of the amendment, the Company recognized remaining post-combination compensation and incurred a non-recurring charge of $0.8 million relating to Cheverny CEO Search, S.A. post-combination compensation in the first quarter of 2013. The charge is included in compensation and benefits expenses in the consolidated statement of operations for the nine months ended September 30, 2013.
Latin America
Effective January 2, 2012, the Company acquired CTPartners Latin America Inc., its independently-owned licensee that had been operating under the name of CTPartners in Latin America for the prior five years. The aggregate purchase price in the agreement was $10.2 million which was paid in cash and the issuance of a non-interest bearing seller note for $5.3 million, due in equal installments of $2.6 million each on January 2, 2013 and January 2, 2014 respectively. A portion of the total purchase price was contingent upon the continued employment of certain key employees. The purchase agreement provides that the selling shareholders are required to repay to the Company up to the aggregate amount of $7.2 million if their employment terminates prior to the 36-month anniversary of the closing of the transaction. Therefore, the contingent portion of the purchase price was accounted for as compensation for post-combination services, and initially recognized over three years using the graded-vesting method. After accounting for a portion of the purchase price as post-combination compensation, the fair value of the consideration allocation to the assets and liabilities acquired was $3.0 million. Post-combination compensation expense of $1.5 million and $4.6 million was included in the results of operations for the three and nine months ended September 30, 2012, respectively.
During the quarter ending March 31, 2013, the Company modified the terms of the Latin America acquisition agreement, terminating all employment contingencies. As a result of the amendment, the Company recognized the remaining post-combination compensation and incurred a non-recurring charge of $1.1 million relating to Latin America post-combination compensation in the first quarter of 2013. The charge is included in compensation and benefits expenses in the consolidated statement of operations for the nine months ended September 30, 2013.
Note 3. Goodwill and Intangible Assets
Goodwill
Changes in the carrying value of goodwill for the nine months ended September 30, 3013 are as follows:

Balance as of December 31, 2012	$215
Additions	5,122
Exchange rate fluctuation	196
Balance as of September 30, 2013	$5,533
Intangible Assets

The following is a summary of intangible assets at September 30, 2013:

	Amortizable Lives	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Amortized Intangible assets
Customer relationships	10 years	$3,314	$484	$2,830
Developed technology	10 years	1,083	74	1,009
Trade names	1 year	211	88	123
Other	3 years	82	11	71
		$4,690	$657	$4,033
Unamortized Intangible Assets
Trademarks				373
Total Intangible Assets				$4,406
Total amortization expense of intangible assets for the three months and nine months ended September 30, 2013 was $0.2 million and $0.4 million , respectively, and for the three and nine months ended September 30, 2012 $0.1 million and $0.2 million, respectively. Estimated aggregate future amortization expense for the following five years and thereafter is as follows:

CTPARTNERS EXECUTIVE SEARCH INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(All tables in thousands, except share and per share amounts)

Years ending December 31,	Estimated Aggregate Future Amortization Expense
2013	$169
2014	536
2015	466
2016	448
2017	438
Thereafter	1,976
$4,033

Note 4. Accounts Receivable
The Company extends unsecured credit to customers under normal trade agreements, which generally require payment upon invoice receipt. The allowance for doubtful accounts is based upon management's review of delinquent accounts and an assessment of the Company's historical evidence of collections. The Company also provides a reserve for billing adjustments based upon historical experience. The allowance for doubtful accounts and billing adjustments amounted to $1.6 million and $1.4 million at September 30, 2013, and December 31, 2012, respectively.

Note 5. Basic and Diluted Earnings Per Share
A reconciliation of the amounts used in the basic and diluted earnings per share computation is shown in the following table.

	Three Months Ended September 30		Nine Months Ended September 30
	2013[1]	2012[2]	2013[3]	2012[4]
Numerator
Net income/(loss) attributable to the Company	$658	$(1,200)	$(1,757)	$(2,091)
Denominator
Basic weighted-average common shares	7,070,180	7,081,963	7,041,631	7,122,758
Effect of stock options and restricted stock	406,296	—	—	—
Diluted weighted-average common shares	7,476,476	7,081,963	7,041,631	7,122,758
Basic income/(loss) per common share	$0.09	$(0.17)	$(0.25)	$(0.29)
Diluted income/(loss) per common share	$0.09	$(0.17)	$(0.25)	$(0.29)

(1)	For the three months ended September 30, 2013, 101,499 stock options were excluded, as the strike price is below the market price at September 30, 2013.

(2)	For the three months ended September 30, 2012, 188,199 restricted shares and 102,500 options are excluded as they are anti-dilutive to the net loss per common share.

(3)	For the nine months ended September 30, 2013, 233,418 restricted shares and 158,373 stock options are excluded, as they are anti-dilutive to the net loss per common share.

(4)	For the nine months ended September 30, 2012, 174,932 restricted shares and 102,500 options are excluded, as they are anti-dilutive to the net loss per common share.

CTPARTNERS EXECUTIVE SEARCH INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(All tables in thousands, except share and per share amounts)

Note 6. Leasehold Improvements and Equipment
The components of the leasehold improvements and equipment at September 30, 2013 and December 31, 2012 are as follows:

	September 30, 2013	December 31, 2012
Leasehold improvements	$3,116	$3,301
Office furniture, fixtures and equipment	2,913	2,734
Computer equipment and software	5,576	4,397
	11,605	10,432
Accumulated depreciation and amortization	(7,809)	(6,959)
	$3,796	$3,473
Depreciation and amortization expense relating to leasehold improvements and equipment for the three and nine months ended September 30, 2013 was $0.3 million and $1.0 million respectively, and for the three and nine months ended September 30, 2012 was $0.3 million and $1.0 million, respectively

Note 7. Long-Term Debt
Line of Credit. The Company is a party to a credit and security agreement (the “Third Amended and Restated Credit and Security Agreement” or “Credit Agreement”) with a bank which includes a revolving credit facility. The Credit Agreement, as amended, has been extended through April 30, 2015. Under the amended terms of the revolving credit facility, the Company may borrow an amount equal to the lesser of $14.0 million or the “Borrowing Base” (the Company’s eligible accounts receivable as defined in the Credit Agreement), with interest calculated at 325 basis points above the LIBOR rate as defined in the revolving Credit Agreement (the adjusted LIBOR rate), which was 3.430% at September 30, 2013. The Company had no borrowings on the revolving credit facility at September 30, 2013 and December 31, 2012. Additionally, the Company has issued letters of credit related to office lease agreements secured by the Credit Agreement in the amount of $3.3 million as of September 30, 2013 and December 31, 2012. Available borrowings under the revolving credit facility were $14.0 million and $10.0 million at September 30, 2013 and December 31, 2012, respectively.
Notes Payable. Long-term debt consists of the following at September 30, 2013 and December 31, 2012:

	September 30, 2013	December 31, 2012
Notes payable — redemption of members’ units	$351	$470
Notes payable - seller financed acquisitions	5,488	6,204
Notes payable - other	170	—
	6,009	6,674
Less current portion of long-term debt	4,802	3,186
	$1,207	$3,488
Notes Payable — Redemption of Members’ Units. Prior to the conversion from a limited liability company to a corporation, the Company periodically purchased member units from former members, with payment in the form of notes, payable over 5 years. The total due on these notes amounted to $0.4 million and $0.5 million at September 30, 2013 and December 31, 2012, respectively. The interest on the notes ranges from 2.66% to 5.00%. The carrying value of notes payable approximates its fair value.

Notes Payable — Seller Financed Acquisitions. During the year ended December 2012, the Company completed two acquisitions, and during the second quarter of 2013 the Company acquired a controlling interest in Augmentum as further described in Note 2. The aggregate purchase price for these acquisitions was, in part, financed through seller notes. The note payable associated with the Latin America acquisition is a non-interest bearing note with a face value of $5.3 million. As of September 30, 2013, $2.6 million is outstanding, payable on January 2, 2014.

The seller financed note payable associated with the Cheverny CEO Search, S.A. is a non-interest bearing note. As of September 30, 2013, $0.5 million was outstanding. The final installment is payable on July 12, 2014.

In conjunction with the acquisition of Augmentum, the Company recorded a note payable to the seller in connection with the contingent purchase price. The note was recorded at fair market value at acquisition, and is re-measured every reporting period, as further described in Note 2 to the consolidated financial statements. As of September 30, 2013, $2.3 million is outstanding, payable in two equal installments on August 31, 2014 and August 31, 2015.

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
A summary of the Company’s common stock subject to vesting provisions as of September 30, 2013, is presented below:

	Common	Weighted- Average Grant-Date
Non-Vested Common Stock	Stock	Fair Value
Non-vested common stock at December 31, 2012	94,188	$11.52
Granted	186,981	$3.89
Vested	(61,446)	$10.89
Forfeited	(2,564)	$13.00
Non-vested common stock at September 30, 2013	217,159	$5.11
Total share-based compensation expense related to vested shares was $0.2 and $0.5 million for the three and nine months ended September 30, 2013, respectively, and $0.0 and $0.5 million for the three and nine months ended September 30, 2012, respectively.
As of September 30, 2013, there was $0.7 million of unrecognized compensation expense related to shares subject to vesting provisions granted under the plan. This expense is expected to be recognized over a weighted-average period of 2.53 years.
In the first quarter of 2013, the Company granted an award subject to recapture provisions. Recapture provisions allow the Company to recapture a portion of stock if certain performance or service conditions are not met. A summary of the Company’s common stock subject to recapture provisions as of September 30, 2013, is presented below:

	Common	Weighted-Average Grant-Date
Common Stock Subject to Recapture	Stock	Fair Value
Common stock subject to recapture at December 31, 2012	—	$—
Granted	7,019	$4.70
Expiration of recapture provision	—	$—
Forfeited	—	$—
Common stock subject to recapture at September 30, 2013	7,019	$4.70
Total share-based compensation expense related to shares subject to recapture was $2,761 and $8,234 for the three and nine months ended September 30, 2013, and $0 for the three and nine months ended September 30, 2012.
As of September 30, 2013, there was $24,755 of unrecognized compensation expense related to shares subject to recapture granted under the plan. This expense is expected to be recognized over a weighted-average period of 2.29 years.
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

CTPARTNERS EXECUTIVE SEARCH INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(All tables in thousands, except share and per share amounts)

A summary of the Company’s non-qualified stock option activity for the nine months ended September 30, 2013, is presented below:

	Number of Non- qualified Stock Options	Weighted Average Exercise Price Per Share	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value
Outstanding on December 31, 2012	102,500	$5.35	8.2	$—
Granted	94,100	$3.25	9.6	$138,327
Exercised	—	$—	—	$—
Expired	—	$—	—	$—
Forfeited	(1,000)	$5.35	—	$—
Outstanding on September 30, 2013	195,600	$4.34	8.9	$138,327
Exercisable on September 30, 2013	33,833	$5.35	—	$—
The aggregate intrinsic value is based upon the Company's closing stock price of $4.72 at September 30, 2013. The compensation expense related to the options was $31,448 and $81,994 for the three and nine months ended September 30, 2013, respectively, and $20,145 and $60,435 for the three and nine months ended September 30, 2012, respectively. As of September 30, 2013, there was $0.2 million of unrecognized compensation expense related to unvested non-qualified stock options, which is expected to be recognized over a weighted-average period of 1.90 years.
Employee Stock Purchase Program - The stock discount purchase program allows selected employees to purchase up to $0.1 million of the Company’s stock in lieu of cash bonuses, at a 15% discount to the NYSE MKT trading price of those shares. Shares are subject to ratable vesting over a three-year period, and compensation expense relating to the discount is recognized on a straight-line basis over the vesting period. A summary of the Company's employee stock purchase program as of September 30, 2013, is presented below:

	Common	Weighted-Average Grant-Date
Employee Stock Purchase Program	Stock	Fair Value
Non-vested purchased employee stock at December 31, 2012	73,406	$5.11
Granted	79,490	$3.46
Vested	(24,467)	$5.11
Forfeited	—	$—
Non-vested common stock at September 30, 2013	128,429	$4.09
Compensation expense relating to the stock purchase discount program was $9,559 and $21,936 for the three and nine months ended September 30, 2013, respectively. For the three and nine months ended September 30, 2012, compensation expense relating to the stock purchase discount program was $5,514 and $7,353, respectively. As of September 30, 2013, there was $79,902 of unrecognized compensation expense related to shares subject to vesting provisions granted under the stock purchase discount program. This expense is expected to be recognized over a weighted-average period of 2.21 years.

CTPARTNERS EXECUTIVE SEARCH INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(All tables in thousands, except share and per share amounts)

Note 9. Enterprise Geographic Concentrations

The Company operates in four principal geographic regions: North America, EMEA, Asia Pacific and Latin America. The revenue by region, for the three and nine months ended September 30, 2013, and 2012, are as follows:

	Three Months ended September 30, 2013	Three Months ended September 30, 2012	Nine Months ended September 30, 2013	Nine Months ended September 30, 2012
Revenue
North America	$18,687	$19,114	$57,845	$60,603
EMEA	8,596	7,013	23,626	20,442
Asia Pacific	1,627	2,013	4,535	7,185
Latin America	3,643	3,865	9,953	9,932
Net revenue before reimbursable expenses	32,553	32,005	95,959	98,162
Reimbursable expenses	1,088	1,152	3,030	3,343
Total	$33,641	$33,157	$98,989	$101,505

Identifiable assets by geographic concentrations are as follows:

	September 30, 2013	December 31, 2012
Identifiable Assets
North America	$24,249	$20,343
EMEA	14,443	12,881
Asia Pacific	3,537	5,610
Latin America	9,759	17,417
Global Operations Support	1,332	813
Total	$53,320	$57,064
Goodwill and other intangible assets, net:
Latin America	$2,381	$2,893
EMEA	7,558	517
Total	$9,939	$3,410

Note 10. Reorganization
In the third quarter of 2012, the Company’s management initiated a plan to reorganize its operations resulting in certain organizational changes in its Canadian and EMEA locations. The plan consisted of a workforce reorganization, and elimination of redundant or unneeded positions, which will allow the Company to combine business operations in certain geographic locations and serve our clients more efficiently. During 2013, the Company expanded its reorganization efforts globally, eliminating certain functions, resulting in an additional charge of $0.2 million and $0.6 million for three and nine months ended September 30, 2013, respectively, which are included in compensation and benefits expense and general and administrative expenses in the condensed consolidated statement of operations.
The following table summarizes the major components of the reorganization charge:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Severance and other employee related costs	$212	$1,111	$552	$1,111
Foreign currency translation	—	(147)	86	(147)
Total	$212	$964	$638	$964
Reorganization charges by geographic location were as follows:

CTPARTNERS EXECUTIVE SEARCH INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(All tables in thousands, except share and per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
North America	$212	$207	$470	$207
EMEA	—	757	138	757
Asia Pacific	—	—	30	—
Total	$212	$964	$638	$964
Changes in reorganization reserves related to the plan described above for the nine months ended September 30, 2013, are as follows:

Severance and other employee related costs
Balance at December 31, 2011	$—
Reorganization charges	1,110
Cash payments	(451)
Non-cash charges	(507)
Balance at December 31, 2012	$152
Reorganization charges	638
Cash payments	(488)
Non-cash charges	(48)
Balance at September 30, 2013	$254

Note 11. Subsequent Events

On November 5, 2013 the Company acquired Taylor Executive Consultancy Latam S. de R.L., a Mexico-based executive search firm. The purchase price consists of initial cash payment of $0.2 million, and a contingent consideration based on certain performance measure, ranging from zero to $0.7 million.

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
Management’s Discussion and Analysis of Financial Condition and Results of operations has been prepared for the three- and nine-month periods ending September 30, 2013 and 2012.
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
Third Quarter Overview
Net revenue for the three months ended September 30, 2013, increased $0.5 million while operating income improved to $0.9 million from a loss of $2.0 million in the third quarter of 2012. Net income attributable to the Company for the three months ended September 30, 2013 was $0.7 million, an improvement over a loss of $1.2 million in the same quarter of 2012 .
On an adjusted basis, net income, as defined in the reconciliation of non-GAAP measure, was $0.6 million for the three months ended September 30, 2013, as compared to adjusted net income of $0.4 million for three months ended September 30, 2012.
On May 2, 2013, we acquired a 51% controlling ownership interest in Augmentum Consulting, Ltd. ("Augmentum"), a premier executive search firm based in London. This acquisition complements CTPartners' existing UK business in a variety of practice areas, including Non-Executive Directorship (NED). We paid $1.5 million in cash, recorded a seller note payable valued at $2.5 million, payable in two equal installments on August 31, 2014 and 2015, and a redeemable noncontrolling interest of $3.8 million. We have the right to call the remaining 49% interest in Augmentum after August 2, 2014, and Augmentum shareholders have the right to put the remaining 49% interest after September 1, 2014 if the "call" option has not been exercised. Both options are exercisable at a pre-determined price, adjustable based on Augmentum's performance.
For the three months ended September 30, 2013, we were engaged to perform 341 searches. For the three months ended September 30, 2012, we were engaged to perform 318 searches. During the three months ended September 30, 2013, we placed candidates in 121 U.S. searches and in 132 non-U.S searches. For the three months ended September 30, 2012, we placed candidates in 93 U.S. searches and in 163 non-U.S. searches.
For the nine months ended September 30, 2013, we were engaged to perform 1,053 searches. For the nine months ended September 30, 2012, we were engaged to perform 1,053 searches. During the nine months ended September 30, 2013, we placed candidates in 375 U.S. searches and in 381 non-U.S searches. For the nine months ended September 30, 2012, we placed candidates in 318 U.S. searches and in 445 non-U.S. searches.

Relevant data is set forth below:

Performance Metrics	Three months ended September 30, 2013	Three months ended September 30, 2012	Increase/ Decrease	Percentage Increase/ Decrease
	(in thousands, except number of search assignments and search consultants)
Number of new search assignments	341	318	23	7.2%
Number of executive search consultants (as of period end)	120	102	18	17.6%
Productivity, as measured by average annualized net revenue per executive search consultant	$1,085	$1,255	$(170)	(13.5)%
Average revenue per executive search	$92	$94	$(2)	(2.1)%

Performance Metrics	Nine months ended September 30, 2013	Nine months ended September 30, 2012	Increase/ Decrease	Percentage Increase/ Decrease
	(in thousands, except number of search assignments and search consultants)
Number of new search assignments	1,053	1,053	—	—%
Number of executive search consultants (as of period end)	120	102	18	17.6%
Productivity, as measured by average annualized net revenue per executive search consultant	$1,066	$1,283	$(217)	(16.9)%
Average revenue per executive search	$95	$92	$3	3.3%
The number of search consultants and the calculation for productivity includes the 14 consultants from Augmentum. If our results included nine months of Augmentum revenue, productivity by consultant would be $1,100,000.
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

Management utilizes this information to measure performance, and believes it more appropriately reflects the results of ongoing operations.

	(in thousands, except per share amounts)
	Three Months Ended September 30		Nine Months Ended September 30
	2013	2012	2013	2012
CALCULATION OF "AS ADJUSTED" PERFORMANCE MEASURE
Net income/(loss)	$502	$(1,200)	$(1,855)	$(2,091)
Adjustments:
Post-combination compensation and reorganization expense	212	2,489	2,516	5,539
Foreign exchange loss/(gain) on funding of foreign subsidiaries	(87)	6	820	(356)
Costs incurred for restatement, acquisition and integration	52	92	1,138	427
Tax effect of the adjustments	(70)	(990)	(1,747)	(2,175)
Adjusted net income	$609	$397	$872	$1,344

Earnings per common share, as adjusted	$0.08	$0.06	$0.11	$0.19
Use of non-GAAP measures: The table above contains selected financial information calculated other than in accordance with U.S. Generally Acceptable Accounting Principles (“GAAP”).
Results of Operations

Three-Month Period Ended September 30, 2013 Compared to Three-Month Period Ended September 30, 2012

Net Revenue. Net revenue increased $0.5 million, or 1.7%, to $32.6 million for the three-month period ended September 30, 2013 from $32.0 million for the three months ended September 30, 2012. The increase in net revenue was driven by the acquisition of Augmentum in our EMEA market.

Compensation and Benefits Expenses. Compensation and employee benefits expense decreased $2.6 million or 9.6%, to $24.7 million for the three-month period ended September 30, 2013, from $27.3 million for the three-month period ended September 30, 2012. Excluding reorganization expense of $0.2 million in the third quarter of 2013, and the post-combination compensation and reorganization charges of $2.5 million third quarter of 2012, compensation and benefits expense decreased to 75.1% of net revenue for the three-month period ended September 30, 2013, compared to 77.0% for the three-month period ended September 30, 2012.

The $0.2 million decrease in compensation and benefits expense after adjustment for non-operational charges is principally due to a $0.4 million decrease in non-consultant compensation, offset by $0.2 million increase in consultant compensation, net of talent acquisition costs.

General and Administrative Expenses. General and administrative expenses increased $0.3 million, to $6.9 million in 2013 from $6.6 million in 2012. Excluding non-operational charges defined in the reconciliation of non-GAAP measure, general and administrative expenses increased $0.2 million for the three months ended September 30, 2013, as compared to the three months ended September 30, 2012, and increased from 20.8% of net revenue in the third quarter of 2012 to 21.2% in the second quarter of 2013. The increase is primarily a result of increase in business development costs, and amortization expense of the acquired intangible assets.

Operating Income/Loss. Operating income for the three months ended September 30, 2013 was $0.9 million, compared to an operating loss of $2.0 million for the three months ended September 30, 2012. Excluding non-operational charges of $0.2 million and $2.6 million for the three months ended September 30, 2013 and 2012, respectively, as defined in the reconciliation of Non-GAAP measures, on an adjusted basis, operating income for the three months ended September 30, 2013 was $1.0 million, as compared to an operating income of $0.6 million for three months ended September 30, 2012.

Net Interest Expense. Net interest expense remained consistent at $0.1 million for three months ended September 30, 2013, compared to three months ended September 30, 2012.

Income/Loss Before Taxes and Income Tax Benefit. For the three months ended September 30, 2013, we recorded income before income taxes of $0.8 million and an income tax expense of $0.3 million, compared to a loss before income taxes of $2.1 million and an income tax benefit of $0.9 million in 2012. The Company's effective tax rate was 39.2% for the three months ended September 30, 2013. As discussed below, the Company's effective tax rate for nine months ended September 30, 2013 is 37.6%.

Net income. Net income for the three months ended September 30, 2013 was $0.5 million, as compared to a net loss of $1.2 million for the three months ended September 30, 2012. Adjusted net income increased $0.2 million, to an adjusted net income of $0.6 million for the three months ended September 30, 2013, as compared to an adjusted net income of $0.4 million for the three months ended September 30, 2012.

Net Loss Attributable to the Company. As fully described in Note 2 to the consolidated financial statements, we acquired a controlling interest in Augmentum. For the quarter ended September 30, 2013, we allocated $0.2 million of net loss to the redeemable noncontrolling interest. Net income attributable to the Company for the three months ended September 30, 2013 is $0.7 million as compared to net loss of $1.2 million for the same period in 2012.

Earnings/Loss per common share. Basic and diluted income per common share was $0.09 for the second quarter of 2013, compared to basic and diluted loss per common share of $0.17 the second quarter of 2012. Adjusted earnings per common share was $0.08 for the three months ended September 30, 2013, an increase of $0.02 per share as compared to an adjusted income per common share of $0.06 for the three months ended September 30, 2012.

Nine-Month Period Ended September 30, 2013 Compared to Nine-Month Period Ended September 30, 2012

Net Revenue. Net revenue decreased $2.2 million, or 2.2%, to $96.0 million for the nine-month period ended September 30, 2013 from $98.2 million for the nine months ended September 30, 2012. The decrease in net revenue was caused primarily by soft first quarter market conditions in Financial Services in North America and Asia Pacific.

Compensation and Benefits Expenses. Compensation and employee benefits expense decreased $5.7 million or 7.0%, to $75.0 million for the nine-month period ended September 30, 2013, from $80.7 million for the nine-month period ended September 30, 2012. Excluding the non-operational compensation charges of $2.5 million for the nine months ended September 30, 2013 and $5.5 million for the first nine months of 2012, respectively, compensation and benefits expense decreased to 75.6% of net revenue for the nine-month period ended September 30, 2013, compared to 76.4% for the nine-month period ended September 30, 2012.

The $2.4 million decrease in compensation and benefits expense excluding certain non-operational charges, as defined in reconciliation of Non-GAAP measures, is principally due to a $0.4 million decrease in consultant compensation and related benefits as a result of the $2.2 million decrease in net fee revenue and $2.0 million decrease in talent acquisition costs.

General and Administrative Expenses. General and administrative expenses increased $3.1 million, to $23.5 million for the nine months ended September 30, 2013 from $20.4 million for the same period in 2012. Excluding non-operational charges defined in the reconciliation of non-GAAP measure, general and administrative expenses were $21.5 million for the nine months ended September 30, 2013, as compared to $20.5 million for the nine months ended September 30, 2012. The increase is comprised primarily of (i) the $0.5 million increase in advertising and marketing expense, (ii) an increase of $0.3 million in amortization of intangible assets, and (iii) $0.2 million of expense due to acquisition of Augmentum.

Operating Loss. Operating loss for the nine months ended September 30, 2013 was $2.8 million, compared to an operating loss of $3.2 million for the nine months ended September 30, 2012. Excluding non-operational charges of $4.5 million and $5.6 million for the nine months ended September 30, 2013 and 2012, respectively, as defined in the reconciliation of Non-GAAP measures, on an adjusted basis, operating income for the nine months ended September 30, 2013 was $1.7 million, as compared to an operating income of $2.4 million for nine months ended September 30, 2012.

The decrease of $0.8 million in operating income primarily reflects a decrease in net revenues of $2.2 million, a $1.0 million increase in general and administrative expenses offset by a reduction of $2.4 million in compensation expense.

Net Interest Expense. Net interest expense was $0.2 million for nine months ended September 30, 2013, compared to $0.1 million for the nine months ended September 30, 2012.

Loss Before Taxes and Income Tax Benefit. For the nine months ended September 30, 2013, we recorded a loss before income taxes of $3.0 million and an income tax benefit of $1.1 million, compared to a loss before income taxes of $3.3 million and an income tax benefit of $1.2 million in 2012. The increase in income tax benefit is primarily due to a $0.3 million increase in loss before income taxes. The Company's effective tax rate was 37.6% for the nine months ended September 30, 2013.

Net income. Net loss for the nine months ended September 30, 2013 was $1.9 million, as compared to a net loss of $2.1 million for the nine months ended September 30, 2012. Adjusted net income, as defined in reconciliation of non-GAAP measures, decreased $0.5 million, to an adjusted net income of $0.9 million for the nine months ended September 30, 2013, as compared to an adjusted net income of $1.3 million for the nine months ended September 30, 2012.

Net Loss Attributable to the Company. As fully described in Note 2, we acquired a controlling interest in Augmentum Consulting Ltd. For the first half of 2013, we allocated $0.1 million of net loss to the redeemable noncontrolling interest. Net loss attributable to the company for the nine months ended September 30, 2013 is $1.8 million as compared to net loss of $2.1 million for the same period in 2012.

Earnings/Loss per common share. Basic and diluted loss per common share was $0.25 for the first nine months of 2013, compared to a loss per share of $0.29 in the same period in 2012. Adjusted earnings per share was $0.11 for the nine months ended September 30, 2013, a decrease of $0.08 per share as compared to an adjusted income per common share of $0.19 for the nine months ended September 30, 2012.

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
The following table summarizes our cash flow for the periods shown:

	Nine months ended September 30,
	2013	2012
Net cash used in operating activities	$(3,564)	$(2,144)
Net cash used in investing activities	(1,775)	(3,225)
Net cash used in by financing activities	(3,640)	(1,114)
Net decrease in cash	$(8,979)	$(6,483)

Cash Flow from Operating Activities. Cash used in operating activities was $3.6 million in the nine-month period ended September 30, 2013, an increase of $1.4 million compared to cash used in operating activities of $2.1 million in the nine-month period ended September 30, 2012. The increase is primarily due to a decrease of $2.5 million in net income, excluding post combination compensation charges. The remainder is attributable to the timing differences within working capital, mainly due to collection on accounts receivable.

Cash from Investing Activities. For the nine-month period ended September 30, 2013, cash used in investing activities was $1.8 million compared to $3.2 million for the nine-month period ended September 30, 2012. For the nine-month period ended September 30, 2013, the cash used in investing activity was principally used for the acquisition of Augmentum and capital expenditures, and for the nine months ended September 30, 2012 cash used in investing activities was principally for the initial cash payment of $2.6 million related to our Latin America acquisition.

Cash from Financing Activities. For the nine-month period ended September 30, 2013, cash used in financing activities was $3.6 million principally due to the $3.6 million payment of principal on long term debt, of which $2.6 million was related to acquisition of Latin America. For the nine-month period ended September 30, 2012, cash used in financing activities was $1.1 million, comprised of common stock repurchases and principal pay down on loans to our former shareholders.

Under our credit facility agreement, which we have amended to extend on existing terms through April 30, 2015 and increase the borrowing capacity to $14.0 million, we may borrow U.S. dollars at LIBOR plus 3.25%. The borrowings outstanding under our credit facility were $0.0 million at September 30, 2013, and 2012. As of September 30, 2013, we had $14.0 million available to borrow. As of December 31, 2012, we had $10.0 million available to borrow. The Company is required to maintain specified leverage and fixed charge coverage ratios as defined in the Credit Agreement. As of September 30, 2013 and 2012, the Company was in compliance with the covenants under the existing line of credit and no events of default existed.

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
We have evaluated, under the supervision and with the participation of our management, including the Chief Executive Officer and Chief Financial Officer, the design and operations of our disclosure controls and procedures to determine whether they are effective in ensureing that the disclosure of required information is timely made in accordance with the Securities Exchange Act of 1934 ("Exchange Act") and the rules and forms of the Securities and Exchange Commission, as of September 30, 2013.
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
We believe that as of September 30, 2013 we have remediated this material weakness and improved the effectiveness of our internal control over financial reporting by implementing additional controls over financial reporting regarding acquisitions.
Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective as of September 30, 2013 to ensure that information required to be disclosed in the reports we file, or submit, under the Exchange Act is recorded, processed, summarized and reported as and when required.

PART II. OTHER INFORMATION
Item 2. Unregistered Sale of Equity Securities and Use of Proceeds
Issuer Purchases of Equity Securities
The following table presents the number of shares purchased monthly under the Company’s stock repurchase program for the three-month period ended September 30, 2013.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plan	Approximate Dollar Value of Shares That May Yet Be Purchased Under The Plan
July 1, 2013 - July 31, 2013	—	$—	—	$1,831
August 1, 2013 - August 31, 2013	—	—	—	1,831
September 1, 2013 - September 30, 2013	—	—	—	1,831
Total	—	$—	—
On January 19, 2012, the Company’s Board of Directors authorized a new share repurchase program (“2012 Share Repurchase Program”) to acquire up to $1.0 million of the Company’s outstanding shares of common stock in open-market, privately negotiated transactions and block trades. The 2012 Share Repurchase Program extended the previous program which was authorized in August 2011 (“2011 Share Repurchase Program”). The Company repurchased a cumulative amount of $998,701 under the 2011 Share Repurchase Program. No shares were repurchased during the three months ended September 30, 2013. As of September 30, 2013, the cumulative amount of shares repurchased under 2012 Share Repurchase Program was 235,253 at a cost of $998,169.
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
During the nine month period ending September 30, 2013, we:

•	Used approximately $5.3 million to prepay consultant compensation for tax planning purposes.

•	Paid down approximately $2.7 million of long-term debt.
As of September 30, 2013, all of the net proceeds from the offering have been applied as described in the prospectus included in our registration statement.

Item 5. Other Information

None.

SIGNATURES
Pursuant to the requirements of the Securities Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
CTPartners Executive Search Inc.

By: /s/ WILLIAM J. KENEALLY
William J. Keneally
Chief Financial Officer
Date: November 7, 2013

CTPARTNERS EXECUTIVE SEARCH INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(All tables in thousands, except share and per share amounts)

Item 6. Exhibits

Exhibit No.	Description

3.1	Certificate of Amendment to Certificate of Incorporation (incorporated by reference to Exhibit 3.1 to Registrant’s Form 8-K filed on July 27, 2012)

*3.2	Amended and Restated Bylaws

10.1	Employment Agreement, dated April 17, 2013, between William J. Keneally and CTPartners Executive Search Inc (incorporated by reference to Exhibit 10.1 to Registrant's Form 8-K filed on April 22, 2013)

*31.1	Chief Executive Officer Certification pursuant to Rule 13a-14(a) under the Exchange Act.

*31.2	Chief Financial Officer Certification pursuant to Rule 13a-14(a) under the Exchange Act.

*32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350

*32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350

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