Form 10-K
period 2013-12-31
CTPARTNERS EXECUTIVE SEARCH INC.
filed 2014-03-12
CIK 1439199

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For fiscal year ended December 31, 2013
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    ☐  Yes    ☒  No
The aggregate market value of the voting and non-voting equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and ask price of such common equity, as of the last business day of the registrant’s most recently completed fiscal year end was $39.8 million.
The number of the registrant’s common shares outstanding as of March 3, 2014, was 7,136,963.
Documents incorporated by reference: portions of the definitive Proxy Statement for the Annual Meeting of Shareholders to be held on June 11, 2014 are incorporated by reference into Part III of this Form 10-K.

EX-101 CALC XBRL CALCULATION LINKBASE DOCUMENT
EX-101 DEF XBRL DEFINITION LINKBASE DATABASE
EX-101 LAB XBRL LABELS LINKBASE DOCUMENT
EX-101 PRE XBRL PRESENTATION LINKBASE DOCUMENT

PART I
ITEM 1. BUSINESS
Business Overview
CTPartners Executive Search Inc (CTPartners) is a leading provider of retained executive search services to clients on a global basis. We provide these services through twenty-three offices in the Americas, Europe, the Middle East and Asia Pacific. We help our clients build stronger leadership teams by facilitating the recruitment and hiring of “C-level” (chief executive officers, chief financial officers, chief legal officers, chief marketing officers and chief human resource officers) executives, other senior executives and board members. Our retained executive search services focus on successfully making placements for our clients in a timely manner. We use a proprietary search process and proprietary technology and communication tools to successfully execute our retained searches. In 2013, we were engaged to perform 1,395 searches. We generated consolidated net revenue and an operating loss of $130.3 million and $2.7 million, respectively. The adjusted operating income, as defined in the reconciliation of non-GAAP measures, was $3.2 million.
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
We have a diverse group of clients located throughout the world and in a variety of industries. From January 1, 2005, through December 31, 2013, we have performed 8,562 searches for over 2,300 clients, including some of the leading Fortune 1000, FTSE 100, DAX and CAC 40 companies as well as private equity and venture capital firms and their portfolio companies.
Historically, we have been successful in both adding new clients and generating repeat business from existing clients. We believe that our disciplined adherence to our proprietary search process has enabled us to develop a strong and loyal client base. Over the past three years, approximately 76% of our retained search engagements came from clients who had previously used our services. At the conclusion of each search, we solicit client feedback with a client satisfaction survey. Our surveys provide us with critical feedback to gauge client satisfaction as well as feedback that we utilize to continually evaluate and improve our processes and performance. In 2013, 230 clients completed client satisfaction surveys, and 91.7% of such surveys stated that the client planned to use our services in the future.
We believe that our global presence enables us to more effectively serve our clients who have operations throughout the world. We leverage our industry specialization with local geographic knowledge and contacts to provide clients with comprehensive executive search services. We have wholly-owned operations in eight U.S. cities and in fifteen non-U.S. locations. Our wholly-owned non-U.S. operations are in Brazil, Chile, China, Colombia, France, Germany, Hong Kong, Mexico, Panama, Peru, Singapore, Switzerland, the United Arab Emirates, the United Kingdom and Venezuela. In 2013, we placed candidates in 509 U.S. searches and 522 non-U.S. searches.
As of December 31, 2013, we had 128 executive search consultants and 332 other employees, all of whom were full-time employees. Our principal executive offices are located in New York, New York. Our corporate, administrative and research functions are located in our office in Cleveland, Ohio.
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
In 2013, we utilized our proprietary SearchSigma process to identify and place 1,031 candidates. Every aspect of our search process is oriented to achieving the desired outcome of placing the right individual at the right firm as swiftly and efficiently as possible. Based on a three-year analysis of client surveys, we have designed SearchSigma, a workflow process with six distinct segments and milestones, described in more detail as follows in this example of a typical search:
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
Milestone #4 — Forty days. After forty days, we typically have conferred with at least 50% of the identified candidates, interviewed at least five prospects and presented at least three candidates to the client. At this time, we also offer to conduct our forty-day audit which provides us with the opportunity to course-correct our search strategy and target candidate profile, if necessary.
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
Our board advisory practice is designed to help boards evaluate the strength and diversity of their board as well as their overall effectiveness. Many boards are facing growing regulatory and shareholder pressure to increase their diversity, independence and expertise. Our in-depth assessments help to focus directors on these key priorities and to make them aware of issues that can impact effectiveness. Since establishing this practice in May 2009, we have conducted 21 board assessments.
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
We operate our executive search business in six broad industry practice groups: financial services, professional services, life sciences, technology/media/telecom ("TMT"), consumer/retail and industrial. Executive search consultants in our industry practice groups bring an in-depth understanding of the market conditions and strategic and management issues faced by clients within their specific industry. Additionally, our executive search consultants have established networks of sources which often provide one-call access to the most sought after talent. The relative sizes of these industry practice groups, as measured by the percentage of 2013 net revenue and the number of executive search consultants as of December 31, 2013, are as follows:

Industry Practice Group	Percentage of 2013 Net Revenue	Number of Executive Search Consultants
Financial services	26.1%	45
Professional services	18.5%	18
Life sciences	18.7%	18
Technology/media/telecom	11.3%	24
Consumer/retail	14.2%	13
Industrial	11.2%	10
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
Our Executive Search Consultants and Other Employees
As of December 31, 2013, we had 460 full-time employees consisting of 128 executive search consultants, 107 associates, 45 researchers and 180 administrative and search support staff. We believe the high caliber, extensive experience and motivation of our professionals are critical factors to our success. We utilize a combination of base salary, revenue and volume bonuses, discretionary bonuses and equity compensation to compensate our employees.
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
Clients
We have a diverse group of clients located throughout the world in a variety of industries. In 2013 and 2012, no client accounted for more than 5% of our revenue. From January 1, 2005, through December 31, 2013, we have performed 8,562 searches for over 2,300 clients, including some of the leading Fortune 1000, FTSE 100, DAX and CAC 40 companies as well as private equity and venture capital firms and their portfolio companies.
Historically, we have been successful in both adding to our client base and generating repeat business from existing clients. We believe that our dedication to successfully completing our retained searches in a timely and structured manner has enabled us to develop a strong and loyal client base. This has resulted in highly recurring revenue from our existing clients. For example, over the past three years, approximately 76% of our engagements came from clients who had previously used our services. In 2013, we had 252 clients that retained us to perform more than one search for them.
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
We publicize and build our brand awareness through interviews with the major business and trade publications, sponsor speeches and host presentations before industry and management groups and publish a quarterly digital publication which is distributed to over 30,000 global executives. We regularly participate in relevant conferences and forums and leading roundtable discussions on topics of interest. For example, we host an annual Board of Directors Human Capital Institute to help enhance the quality of board governance and the human resource function. In addition, we consistently distribute publications to existing and potential clients highlighting emerging trends and noteworthy engagements.
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

ITEM 1A. RISK FACTORS
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
Demand for our services is affected by global economic conditions and the general level of economic activity in the geographic regions and industries in which we operate. The concentration of our business in certain geographic regions and/or industries exacerbates this risk. For example, 30% of our net revenue in 2013 was derived from providing our services to the financial services industry. When conditions in the global economy, including the credit markets, deteriorate, or economic activity slows, companies may hire fewer permanent employees and some companies, as a cost-saving measure, may choose to rely on their own human resources departments rather than third-party search firms to find talent. Certain of the geographic regions and industries in which we operate have recently deteriorated significantly and may remain depressed for the foreseeable future. If the national or global economy or credit market conditions in general deteriorate, or the demand for our services in a significant industry decreases, our cash flows, business, financial condition and results of operations would be adversely affected.

We depend substantially on a limited number of key personnel who would be difficult to replace. If we lose the services of these individuals, our business would be adversely affected.
Our continued growth and success depend in large part on the managerial and leadership skills of our senior management team, particularly Brian M. Sullivan, our chief executive officer and David C. Nocifora, our chief operating officer. We have entered into employment agreement with each of these officers. We rely on our senior management team to market our business, manage our globally dispersed business operations and hire and retain qualified executive search consultants. The success of our growth efforts depends on significant management attention to integration and coordination. The loss of the services of any member of our senior management team would have a material adverse effect on our business, financial condition and results of operations. We have no reason to believe that we will lose the services of any of these individuals in the foreseeable future; however, we currently have no effective replacement for these individuals due to their experience, reputation in the industry and significant role in our operations.
If we are unable to prevent our executive search consultants from taking our clients or our executive search consultants with them to a competitor, our business, financial condition and results of operations could suffer.
Our success depends upon our ability to develop and maintain strong, long-term relationships with our clients. Although we work on building these relationships between our firm and our clients, in many cases, one or two executive search consultants have primary responsibility for a client relationship. Additionally, a limited number of executive search consultants have primary responsibility for a disproportionate share of our business. In 2013, for example, our top three executive search consultants had primary responsibility for generating business equal to approximately 13% of our net revenues, and our top ten executive search consultants had primary responsibility for generating business equal to approximately 30% of our net revenues.
Although our executive officers are subject to non-compete agreements as part of their employment contracts, we do not generally enter into non-competition agreements with our executive search consultants, our executive search consultants are not contractually prohibited from leaving or joining one of our competitors and some of our clients could choose to use the services of that competitor instead of us. We may also lose clients if the departing executive search consultant has widespread name recognition or a reputation as a specialist in executing searches in a specific industry or management function. Although our employment contracts prohibit former executive search consultants from soliciting any of our employees for a period of one year, we may lose additional executive search consultants if they choose to join the departing executive search consultant at another executive search firm. If we fail to limit departing executive search consultants from moving business or recruiting our executive search consultants to a competitor, our business, financial condition and results of operations could be adversely affected.
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
The global executive search industry is extremely competitive and highly fragmented. We compete with other large global executive search firms and smaller specialty firms. Some of our competitors possess greater financial and other resources, greater name recognition and longer operating histories than we do in particular markets or practice areas. Additionally, specialty firms can focus on regional or functional markets or on particular industries. To the extent our competitors are better capitalized and have access to greater financial and other resources, these competitors may be better positioned to attract executive search consultants, expand their business and weather any economic downturns. There are limited barriers to entry into the search industry and new search firms continue to enter the market. Many executive search firms that have a smaller client base may be subject to fewer off-limits arrangements. Our competitors sometimes reduce their fees in order to attract clients and increase market share. Because we typically do not discount our fees, we may experience some loss of net revenue. We may not be able to continue to compete effectively with existing or potential competitors. Our inability to meet these competitive challenges would have a material adverse affect on our business, financial condition and results of operations. Finally, our clients or prospective clients may decide to perform executive searches using in-house personnel.
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
We may experience security breaches that could lead to loss of data privacy that could result in liability and negatively impact our reputation.
Despite our efforts in implementation of security measures, our operating systems are vulnerable to security breaches. Continued occurrences of data breaches across various entities and organizations provides evidence of security breach risk. Such breaches could lead to a disruption of our operations and improper disclosure of confidential information, resulting in legal liability, increased costs and loss of revenue.
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
Much of our net revenue growth since 2004 is due to adding executive search consultants or acquiring established business in different geographic locations. We expect to continue to grow by, among other things, selectively adding executive search consultants. We may not, however, be able to identify appropriate executive search consultants, consummate such additions on satisfactory terms or integrate the acquired practices effectively and profitably into our existing operations. Our future success will depend in part on our ability to complete the integration of executive search consultants successfully into our operations. Failure to successfully integrate recently hired executive search consultants and complementary practices may adversely affect our profitability by creating operating inefficiencies that could increase operating expenses as a percentage of net revenues and reduce operating income. Further, the clients of recently hired executive search consultants may choose not to move their business to us.
We may not be able to manage effectively our expanding operations, which may impede our growth and/or negatively impact our performance.
Since 2004, we have experienced a period of rapid growth. This places a significant strain on our managerial and operational resources. Our number of employees grew from 88 as of December 31, 2004, to 460 as of December 31, 2013, mainly as a result of opening new non-U.S. locations, adding executive search consultants and staff supporting such executive search consultants, and acquisitions. To accommodate our future expected growth, we may need to implement new or upgraded operating and financial systems, procedures and controls throughout many different locations. These efforts may not be successful. Additionally, opening new office locations may strain our financial and management resources. Our failure to expand and integrate these systems, procedures and office locations efficiently could cause our expenses to increase disproportionately and our net revenues to decline or grow more slowly than expected, which could have a material adverse effect on our business, financial condition and results of operations.
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
With operations in the Americas, Europe, the Middle East and Asia Pacific, we conduct business using various currencies. In 2013, 40.0% of our fee revenue was generated outside of North America. As we typically transact business in the local currency, our profitability may be impacted by the translation of foreign currency financial statements into U.S. dollars. Significant long-term fluctuations in relative currency values, in particular an increase in the value of the U.S. dollar against foreign currencies, could have a material adverse effect on our profitability and our business, financial condition and results of operations.
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
Collectively, our named executive officers and two executive search consultants own 2,509,064 shares, or 35%, of our outstanding common stock. Because a limited number of persons may exert substantial influence over us, transactions could be difficult or impossible to complete without the support of those persons. It is possible that these persons will exercise control over us in a manner adverse to your interests.
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

ITEM 1B. UNRESOLVED STAFF COMMENTS
None.
ITEM 2. PROPERTIES
Offices
Our principal executive offices are located in New York, New York, and our corporate, administrative and research functions are located in our office in Cleveland, Ohio. Our operations are based in the following locations:

U.S. Locations	Non-U.S. Locations
Boston, MA	Dubai, United Arab Emirates	Bogota, Colombia
Chicago, IL	Geneva, Switzerland	Caracas, Venezuela
Cleveland, OH	Hong Kong	Lima, Peru
Columbia, MD	London, United Kingdom	Mexico City, Mexico
San Francisco, CA	Paris, France	Panama City, Panama
New York, NY	Shanghai, China	Santiago, Chile
Redwood Shores, CA	Singapore	Sao Paulo, Brazil
Washington, DC	Frankfurt, Germany
All of our offices are leased. We do not own any real property.

ITEM 3. LEGAL PROCEEDINGS
From time to time we are involved in litigation incidental to our business. We are currently not party to any litigation, the adverse resolution of which, in management’s opinion, would be likely to have an adverse effect on our business, financial condition, results of operations or cash flows.

ITEM 4. MINE SAFETY DISCLOSURES
Not applicable.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
Market
Our common stock is listed on the NYSE MKT market. The trading symbol is CTP. The following table sets forth the high and low stock price per share of the common stock for the periods indicated.
Prices
The table below sets forth the high and low sales prices during each calendar quarter for the years ended December 31, 2013 and 2012.

2013	High	Low
Fourth Quarter	$6.76	$4.70
Third Quarter	5.31	4.15
Second Quarter	4.48	3.00
First Quarter	4.70	3.77
2012
Fourth Quarter	$4.72	$3.88
Third Quarter	5.51	3.54
Second Quarter	6.93	5.07
First Quarter	7.09	4.98
As of March 3, 2014, the closing price was $7.20 and there were 75 stockholders of record of the common stock.
Issuer Purchases of Equity Securities
None.

Equity Compensation Plan Information

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders	195,600	0	481,243
Equity compensation plans not approved by security holders	0	N/A	0
Total	195,600	N/A	481,243
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
During the twelve-month period ending December 31, 2013, we:

•	Used approximately $5.3 million to prepay consultant compensation for tax planning purposes.

•	Paid down approximately $2.7 million of long-term debt.
As of December 31, 2013, all of the net proceeds from the offering have been applied as described in the prospectus included in our registration statement.

ITEM 6. SELECTED FINANCIAL DATA
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
Management’s Discussion and Analysis of Financial Condition and Results of operations has been prepared for the twelve-month periods ending December 31, 2013, and 2012.
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
Components of Our Statement of Operations
Net Revenue. Our executive search services are provided on a retained basis. Net revenue is comprised of the following two components:

•
Fee Revenue. The vast majority of our revenue for retained executive search and board advisory services is received as retainer fees (which we refer to as “fee revenue”). Our retainer fee is typically equal to 33% of the first year total cash compensation for the position being filled. Generally, our retainer fee is paid in three installments commencing in the month of our engagement by the client. At the time of placement, the total fee is trued up to an amount equal to 33% of the difference between the actual total cash compensation agreed to be paid and the estimate. In the event that a client hires a candidate for a position other than the position identified in the original search assignment, we typically are paid 30% of the first year’s total cash compensation for the position filled.

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
2013 Overview
On May 2, 2013, the Company acquired a 51% controlling ownership interest in Augmentum Consulting, Ltd. ("Augmentum"), a London based search firm. This acquisition complements CTPartners' existing UK business in a variety of practice areas, provides increased competitive advantage and enhances growth opportunity. The Company paid $1.5 million in cash on the acquisition date, recorded a seller note payable valued at $2.5 million, payable in two equal installments on August 31, 2014 and 2015, and a redeemable noncontrolling interest of $3.8 million. The aggregate maximum purchase price may be adjusted based on certain revenue targets over 3 years, not to exceed $8.6 million in total.
On November 5, 2013, the Company acquired Taylor Executive Consultancy Latam S. de R.L. ("Taylor Consultancy"), a Mexico-based executive search firm. The purchase price consists of $0.2 million of initial cash payment, and a contingent consideration based on certain revenue targets of up to $0.7 million.

During 2013, the Company expanded its reorganization efforts globally. The plan consists of a workforce reorganization, and elimination of redundant or unneeded positions, which allowed the Company to combine business operations in certain geographic locations and serve our clients more efficiently. We expect that the reorganization will result in annualized cost savings of approximately $2.5 million.
Net revenue for the year ended December 31, 2013, increased $1.9 million while operating loss improved by $2.4 million, compared to the year ended December 31, 2012.
Operating loss for the year ended December 31, 2013 was $2.7 million, compared to an operating loss of $5.1 million for the year ended December 31, 2012. Excluding certain non-recurring charges of $5.9 million for the year ended December 31, 2013, and $7.3 million for the year ended December 31, 2012, as defined in the reconciliation of Non-GAAP measures, operating income improved by $1.0 million, to $3.2 million at December 31, 2013. The increase primarily reflects an increase in net revenues of $1.9 million and a decrease in compensation expense of $0.4 million offset by a $1.1 million increase in general and administrative expenses.
For the year ended December 31, 2013, we were engaged to perform 1,395 searches, for the year ended December 31, 2012, we were engaged to perform 1,352 searches. During the twelve months ended December 31, 2013, we placed candidates in 509 U.S. searches and in 522 non-U.S. searches. For the twelve-month period ended December 31, 2012, we placed candidates in 462 U.S. searches and in 571 non-U.S. searches.
Relevant data is set forth below:

Performance Metrics	Year Ended December 31, 2013	Year Ended December 31, 2012	Increase/ Decrease	Percentage Increase/ Decrease
	(in thousands, except number of search assignments and search consultants)
Number of new search assignments	1,395	1,352	43	3.2%
Number of executive search consultants (as of period end)	128	103	25	24.3%
Productivity, as measured by average annualized net revenue per executive search consultant	$1,018	$1,246	$(228)	(18.3)%
Average revenue per executive search	$97	$92	$5	5.4%
The number of search consultants in the calculation of productivity includes the number of consultants at December 31, 2013. Our productivity measure excluding partners acquired in 2013 would be $1.2 million.
Adjusted Performance Measure, Excluding Non-Operational Charges
We utilize Adjusted Net Income/(Loss) and Adjusted Income/(Loss) per common share, non-GAAP financial measures, as a measures of our results of operations. We calculated Adjusted Net Income/(Loss) as Net Income/(Loss) excluding the following charges which we do not believe are reflective of our operational results:

•	Post-combination compensation expense

•	Reorganization charges

•	Gain or loss on foreign currency related to funding of foreign subsidiaries

•	Fees and expenses incurred by us in connection with the restatement of our 2012 interim financial statements

•	Fees and expenses incurred in connection with acquisitions, including non-recurring integration costs

•	Impairment charges

•	Tax effect of the above adjustments
We calculate Adjusted earnings/(loss) per common share using the weighted average shares outstanding amounts used in the calculation of diluted earnings per share in accordance with GAAP.
Management evaluates the Company’s performance based on Adjusted Net Income/(Loss), and Adjusted Net Income/(Loss) per share. These measures should not be viewed as substitutes for financial information determined in accordance with GAAP, nor are necessarily comparable to the non-GAAP performance measures that may be presented by other companies. We believe the presentation of these non-GAAP measures provides meaningful supplemental information regarding our performance, excluding certain charges that may not be indicative of our core operating results. We include these non-GAAP measures because we believe they are useful to investors in providing more transparency with respect to operational drivers of the business and the supplemental information used by management in evaluation of our ongoing operations.
Reconciliation of Non-GAAP Measures

	(in thousands, except per share amounts)
	Year ended December 31
	2013	2012
CALCULATION OF "AS ADJUSTED" PERFORMANCE MEASURE
Net income/(loss)	$(1,770)	$(3,584)
Adjustments:
Post-combination compensation and reorganization expense	2,659	7,311
Foreign exchange loss/(gain) on funding of foreign subsidiaries	867	(468)
Costs incurred for restatement, acquisition and integration	1,748	462
Impairment charges	594	—
Tax effect of the adjustments	(2,280)	(2,593)
Adjusted net income	$1,818	$1,128

Earnings per common share, as adjusted	$0.24	$0.16
Use of non-GAAP measures: The table above contains selected financial information calculated other than in accordance with U.S. Generally Acceptable Accounting Principles (“GAAP”).
Results of Operations
Twelve Month Period Ended December 31, 2013 Compared to Twelve Month Period Ended December 31, 2012
Net Revenue. Net revenue increased $1.9 million, or 1.5%, to $130.3 million in 2013 from $128.4 million in 2012. The increase in net revenue is primarily attributed to revenue generated by Augmentum.
Compensation and Benefits Expenses. Compensation and employee benefits expense decreased $5.2 million, or 4.9%, to $100.6 million in 2013 from $105.7 million in 2012. As a percentage of net revenue, compensation and benefits decreased to 77.2% in 2013 from 82.4% in 2012. Excluding non-operational charges of $2.7 million and $7.5 million for the year ended December 31, 2013 and 2012, respectively, as defined in reconciliation of non-GAAP measures, compensation and benefits expense decreased to 75.1% of net revenue in 2013, compared to 76.5% in 2012. Decrease in compensation and benefits expense as a percentage of net revenue is mainly due to our cost savings initiative.
General and Administrative Expenses. General and administrative expenses increased $4.5 million, or 16.3%, to $32.0 million in 2013 from $27.5 million in 2012. Excluding non-operational charges of $3.2 million and miscellaneous gain of $0.2 million for the years ended December 31, 2013 and 2012, as defined in the reconciliation of non-GAAP measures, general and administrative expenses increased by $1.1 million, to $28.8 million in 2013. The increase is comprised primarily of (i) the $0.5 million increase in advertising and marketing expense, (iii) an increase of $0.3 million in amortization of intangible assets, and (iii) additional $0.2 million of expense due to Augmentum acquisition.
Operating Loss. Operating loss was $2.7 million for the year ended 2013, a decrease of $2.4 million compared to an operating loss of $5.1 million in 2012. Excluding certain non-recurring charges, adjusted operating income improved by $1.0 million, to an operating income of $3.2 million in 2013. The improvement primarily reflects an increase in net revenue of $1.9 million and decrease of $0.4 million in compensation and benefits, offset by an increase in general administrative costs of $1.1 million.
Net Interest Expense. Net interest expense was $0.2 million in 2013 and 2012. The net interest expense reflects the discount on seller-financed notes issued in acquisitions as well as interest paid on the use of our line of credit.
Loss Before Taxes and Income Tax Benefit. In 2013 we recorded a loss before income taxes of $2.9 million and an income tax benefit of $1.1 million, compared to a loss before income taxes of $5.3 million and an income tax benefit of $1.7 million in 2012. The decrease in income tax benefit is primarily due to a $2.4 million increase in loss before income taxes. The Company's effective tax rate was 38.6% and 31.9% for the years ended December 31, 2013 and 2012, respectively.

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
The following table summarizes our cash flow for the periods shown:

	(in thousands)
	Year Ended December 31,
	2013	2012
Net cash provided by (used in) operating activities	$2,918	$(514)
Net cash used in investing activities	(9,735)	(3,834)
Net cash used in financing activities	(3,745)	(1,179)
Net increase (decrease) in cash	$(10,562)	$(5,527)
Cash. Cash at December 31, 2013 was $5.7 million, as compared to $15.9 million at December 31, 2012. The decrease in cash principally reflects the use of cash in partner and businesses acquisitions.
Cash Flow from Operating Activities. In 2013, cash provided by operating activities was $2.9 million, compared to cash used in operating activities of $0.5 million in 2012. The improvement is primarily due to a collection on accounts receivable acquired in Augmentum business combination and timing differences within working capital, offset by an increase in net loss of $2.7 million, excluding post-combination compensation expense.
Cash from Investing Activities. In 2013, cash used in investing activities was $9.7 million compared to $3.8 million million in 2012. For the year ended December 31, 2013, the cash used in investing activity was principally comprised of $1.0 million cash payment related to the acquisition of Augmentum and Taylor Consultancy, $7.2 million of notes receivable issued connection with new partner acquisitions, and $1.7 million in capital expenditures. During the year ended December 31, 2012, cash used in the investing activity was comprised primarily of $3.6 million of cash payment related to our Latin America and Cheverny CEO Search, S.A. acquisitions, and $0.3 million used to purchase leasehold improvements and equipment.
Financing Activities. In 2013, cash used for financing activities of $3.7 million was due to payments on long term debt, of which $3.4 million were related to acquisitions. During 2012, cash used for financing activities was $1.2 million, comprised primarily of common stock repurchases.

Under our credit facility agreement, which we have amended to extend on existing terms through April 30, 2015 and increase the borrowing capacity to $14.0 million, we may borrow U.S. dollars at LIBOR plus 3.25%. We had no borrowings outstanding under our credit facility at December 31, 2013, and 2012. As of December 31, 2013, we had $14.0 million available to borrow. As of December 31, 2012, we had $10.0 million available to borrow. The Company is required to comply with certain covenants. During 2013 and 2012, the Company was in compliance with the covenants under the existing line of credit and no events of default existed.
We believe that our cash flows from operating activities, coupled with the borrowing capacity of our credit facility, will allow us to continue to operate and grow our firm.
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

Revenue Recognition. Substantially all of our revenue is derived from fees for professional services related to executive search services. Revenue before reimbursements of direct expenses (“net revenue”) consists of: retainer fees; indirect expenses billed to clients; and supplemental fees (fees contractually due to the Company if the actual compensation of the placed candidate exceeds the estimated compensation on which the retainer fee was based or the client hires other candidates presented by the Company for positions not related to the original search assignment). Since retainer fees and indirect expenses are generally not contingent upon placement of a candidate, our assumptions primarily relate to establishing the period over which our services are performed. The period over which we recognize revenue may not directly correspond to the length of a search because revenue recognition is aligned with our assumptions regarding the provision of services during the engagement. These assumptions determine the timing of revenue recognition and profitability for the reported period. If these assumptions do not accurately reflect the period over which revenue is earned, revenue and profit could differ. We annually review our assumptions with regard to the establishment of the period over which our services are performed to ensure that our revenue recognition policy is in accordance with generally accepted accounting principles. Retainer fees and indirect expenses from executive search engagements are recognized over the expected period of performance in proportion to the estimated personnel time incurred to fulfill our obligations under the engagements. Any supplemental fees are recognized upon the occurrence of the event triggering the payment of a supplemental fee.
Accounts Receivable and Allowances for Doubtful Accounts. Accounts receivable from our clients are recorded at the invoiced amounts and do not bear interest. An allowance for doubtful accounts is established based upon several factors, including the age of the Company’s accounts receivable, historic loss experience, specific account analysis, as well as expectations of future collections based upon trends, financial viability of the client, and historic collection experience. Actual collections of accounts receivable could differ from our estimates due to macro-economic conditions, changes in the executive search industry or a specific client’s financial condition.
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
Business Combinations. Upon acquisition of a business, the reporting entity must recognize and measure the identifiable assets acquired, the liabilities assumed and any non-controlling interest in the acquired entity, and recognize and measure goodwill or gain on bargain purchase. Contingent consideration is recognized as an asset or liability and recorded at fair value. Assets acquired and liabilities assumed are recorded at fair values, and the excess of purchase price over the recognized assets and liabilities is recorded as goodwill. If the fair value of assets acquired and liabilities assumed exceeds the purchase price, gain on bargain purchase is recognized.
Recently Adopted Financial Accounting Standards
On January 1, 2013, we adopted the Financial Accounting Standards Board Accounting Standards Update No. 2013-02, Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income, new guidance on the presentation of reclassifications from accumulated other comprehensive loss to net income. This standard requires an entity to present reclassifications from accumulated other comprehensive loss to net income either on the face of the statements or in the notes to the consolidated financial statements.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Not applicable for smaller reporting companies.

ITEM 8. FINANCIAL STATEMENTS.
Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders
CTPartners Executive Search Inc. and Subsidiaries

We have audited the accompanying consolidated balance sheets of CTPartners Executive Search Inc. and Subsidiaries (the Company) as of December 31, 2013 and 2012, and the related consolidated statements of operations, comprehensive income (loss), stockholders' equity, and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of CTPartners Executive Search Inc. and Subsidiaries as of December 31, 2013 and 2012, and the results of their operations and their cash flows for the years then ended, in conformity with U.S. generally accepted accounting principles.

/s/McGladrey LLP

Cleveland, Ohio
March 12, 2014

CTPARTNERS EXECUTIVE SEARCH INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share amounts)

	December 31, 2013	December 31, 2012
Assets
Current Assets
Cash	$5,654	$15,947
Accounts receivable, net	26,381	23,100
Other receivables	433	91
Prepaid expenses	3,974	2,949
Deferred income taxes	3,184	1,932
Other	4,411	3,684
Total current assets	44,037	47,703
Non-current assets
Leasehold Improvements and Equipment, net	4,149	3,473
Goodwill	5,811	215
Intangibles, net	3,746	3,195
Other Assets	5,517	1,868
Deferred Income Taxes	5,482	4,021
	$68,742	$60,475
Liabilities and Stockholders’ Equity
Current Liabilities
Current portion of long-term debt	$4,762	$3,186
Accounts payable	3,813	1,762
Accrued compensation	25,201	24,401
Accrued business taxes	2,079	1,465
Income taxes payable	710	233
Accrued expenses	5,571	3,762
Total current liabilities	42,136	34,809
Long-Term Liabilities
Long-term debt, less current maturities	1,295	3,488
Deferred rent, less current maturities	1,050	1,367
Total long-term liabilities	2,345	4,855
Noncontrolling redeemable interest	4,088	—
Stockholders’ Equity
Preferred stock: 1,000,000 shares authorized, no shares issued and outstanding	—	—
Common stock: $0.001 par value, 15,000,000 shares authorized, 7,540,821 and 7,409,247 shares issued at December 31, 2013 and 2012 respectively. 7,110,292 and 6,983,561 outstanding at December 31, 2013 and 2012, respectively	8	7
Additional paid-in capital	37,778	36,846
Accumulated deficit	(14,242)	(12,610)
Accumulated other comprehensive (loss), net of tax	(1,275)	(1,357)
Treasury stock at cost 430,529 and 425,686 shares at December 31, 2013 and 2012 respectively.	(2,096)	(2,075)
	20,173	20,811
	$68,742	$60,475
See Notes to Consolidated Financial Statements.

CTPARTNERS EXECUTIVE SEARCH INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands except share and per share amounts)

	Year Ended December 31, 2013	Year Ended December 31, 2012
Revenue
Net revenue	$130,278	$128,382
Reimbursable expenses	4,002	4,534
Total revenue	134,280	132,916
Operating expenses
Compensation and benefits	100,553	105,732
General and administrative	31,985	27,503
Reimbursable expenses	4,448	4,785
Total Operating Expenses	136,986	138,020
Operating loss	(2,706)	(5,104)
Interest expense, net	(179)	(160)
Loss before income taxes	(2,885)	(5,264)
Income tax benefit	1,115	1,680
Net loss	(1,770)	(3,584)
Net loss attributable to redeemable noncontrolling interest	138	—
Net loss attributable to the Company	$(1,632)	$(3,584)

Basic and diluted loss per common share	$(0.23)	$(0.51)
Basic and diluted weighted average common shares	7,055,734	7,087,769
See Notes to Consolidated Financial Statements.

CTPARTNERS EXECUTIVE SEARCH INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(in thousands)

	Year Ended December 31, 2013	Year Ended December 31, 2012
Net loss	$(1,770)	$(3,584)
Other Comprehensive Income (Loss), net of tax
Foreign currency translation adjustments	82	(374)
Other	—	(101)
Comprehensive Loss	$(1,688)	$(4,059)
Comprehensive loss attributable to redeemable noncontrolling interest	138	—
Comprehensive loss attributable to the Company	$(1,550)	$(4,059)
See Notes to Consolidated Financial Statements.

CTPARTNERS EXECUTIVE SEARCH INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(in thousands, except share and per share amounts)

	Common Stock		Additional Paid-in	Accumulated	Accumulated Other Comprehensive	Treasury	Total Stockholders’
	Shares	Amount	Capital	Deficit	Income (Loss)	Stock	Equity
Balance, December 31, 2011	7,110,360	$7	$35,738	$(9,026)	$(882)	$(999)	$24,838
Net loss	—	—	—	(3,584)	—		(3,584)
Foreign currency translation adjustments	—	—	—	—	(374)	—	(374)
Other	—	—	—	—	(101)	—	(101)
Share-based compensation	122,616	—	733	—	—	—	733
Employee stock purchase program	—	—	375	—	—	—	375
Treasury Stock	(249,415)	—		—	—	(1,076)	(1,076)
Balance, December 31, 2012	6,983,561	7	36,846	(12,610)	(1,357)	(2,075)	20,811
Net loss	—	—	—	(1,770)	—	—	(1,770)
Net loss attributable to noncontroling interest	—	—	(138)	138	—	—	—
Foreign currency translation adjustments	—	—	—	—	82	—	82
Share-based compensation	107,107	1	795	—	—	—	796
Employee stock purchase program	24,467	—	275	—	—	—	275
Treasury Stock	(4,843)	—	—	—	—	(21)	(21)
Balance, December 31, 2013	7,110,292	$8	$37,778	$(14,242)	$(1,275)	$(2,096)	$20,173

See Notes to Consolidated Financial Statements.

CTPARTNERS EXECUTIVE SEARCH INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Years Ended December 31,
	2013	2012
Cash Flows From Operating Activities
Net loss	$(1,770)	$(3,584)
Adjustments to reconcile net loss to net cash provided by/(used in) operating activities
Depreciation and amortization	1,982	1,313
Reorganization charges	48	882
Share-based compensation	796	734
Amortization of discount on seller notes	116	183
Amortization of post-combination compensation	1,878	6,347
Impairment charges	594	—
Deferred income taxes	(2,736)	(3,504)
Changes in operating assets and liabilities, net of effect of acquired businesses:
Accounts receivable, net	(1,104)	(3,264)
Prepaid expenses	423	(596)
Income taxes receivable	—	1,593
Other assets and receivables	(1,027)	(3,307)
Accounts payable	1,792	745
Accrued compensation	908	907
Accrued business taxes	(22)	692
Income taxes payable	323	233
Accrued expenses	983	281
Deferred rent	(266)	(169)
Net cash provided by (used in) operating activities	2,918	(514)
Cash Flows From Investing Activities
Acquisition of businesses	(1,033)	(3,564)
Purchase of leasehold improvements and equipment	(1,665)	(270)
Notes receivable issued	(7,210)	—
Repayment of notes receivable	173	—
Net cash used in investing activities	(9,735)	(3,834)
Cash Flows From Financing Activities
Principal payments on long-term debt	(3,745)	(155)
Repurchase of common stock	—	(1,024)
Net cash used in financing activities	(3,745)	(1,179)
Net decrease in cash	(10,562)	(5,527)
Effect of foreign currency on cash	269	(356)
Cash:
Beginning	15,947	21,830
Ending	$5,654	$15,947

(in thousands)

	Years Ended December 31,
Supplemental Disclosures of Cash Flow Information	2013	2012
Cash paid (refunded) during the year for
Interest	$273	$21
Income taxes	$461	$(445)

Supplemental Disclosures of Non-Cash Financing Information
Seller financing of fixed asset additions	$409	$—
Employee discount stock purchase award in lieu of cash compensation	$275	$375
Treasury stock acquired in lieu of shareholder receivable	$(21)	$(53)

Supplemental Disclosure of Non-Cash Investing Activities
Acquisition of businesses
Total identifiable assets acquired	$2,852	$3,607
Goodwill	5,289	215
Deferred post-combination compensation	—	8,225
Gain on bargain purchase	—	(258)
Aggregate purchase price per purchase agreement	$8,141	$11,789
Cash paid for post-combination compensation arrangement	—	(2,203)
Seller note	(2,592)	(6,022)
Redeemable noncontrolling interest	$(3,849)	$—
Cash paid for acquisition of a business	$1,700	$3,564
Less cash acquired	$(667)	$—
Cash paid for acquisition of a business net of cash acquired	1,033	3,564

Forgiveness of notes receivable	$120	$—
See Notes to Consolidated Financial Statements.

CTPARTNERS EXECUTIVE SEARCH INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(All tables in thousands, except share and per share amounts)

Note 1. Basis of Presentation and Significant Accounting Policies
Description of Business — CTPartners Executive Search Inc. along with its subsidiaries (collectively, CTPartners or the Company), is a retained executive search firm with global executive search capabilities. The Company operates in North America, Europe and the Middle East (EMEA), Asia Pacific and Latin America.The Company is subject to the rules and regulations of the United States Securities and Exchange Commission (the "SEC"), and the relevant provisions of the Securities Acts of 1933, as amended, and the Securities Exchange Act of 1934, as amended. The Company's common stock trades on the NYSE MKT exchange under the symbol "CTP".
Principles of Consolidation — The accompanying consolidated financial statements of the Company are prepared in conformity with accounting principles generally accepted in the United States of America (GAAP). The consolidated financial statements include the accounts of CTPartners Executive Search Inc. and its wholly-owned subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation.
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
Revenue Recognition — Substantially all revenue is derived from fees for professional services related to executive search services. Revenue before reimbursements of direct expenses (“net revenue”) consists of: retainer fees; indirect expenses billed to clients; supplemental fees (fees contractually due to the Company if the actual compensation of the placed candidate exceeds the estimated compensation on which the retainer fee was based or the client hires other candidates presented by the Company for positions not related to the original search assignment). Retainer fees and indirect expenses from executive search engagements are recognized when earned and realizable, typically over the expected average period of performance in proportion to the estimated effort incurred to fulfill our obligations under the engagements. Any supplemental fees, resulting from actual compensation of the placed candidate exceeding the estimated compensation, are recognized upon the occurrence of the event triggering the payment of a supplemental fee.
Reimbursements — The Company incurs out-of-pocket expenses that are generally reimbursed by its clients, which are accounted for as revenue in its consolidated statements of operations.
Accounts Receivable — The Company extends credit to customers under normal trade agreements. An allowance for doubtful accounts is established based upon several factors, including the age of the Company’s accounts receivable, historic loss experience, specific account analysis, as well as expectations of future collections based upon trends, financial viability of the client, and historic collection experience. The Company also provides a reserve for billing adjustments based upon historical experience.
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
Deferred Rent — The Company recognizes rent expense on a straight-line basis over the term of the lease. Deferred rent is recognized for the excess of rental expense over rental payments. The portion of deferred rent which will not be recognized into the consolidated statement of operations within one year is included as a long-term liability on the consolidated balance sheets at December 31, 2013, and 2012.

Share-Based Compensation — The Company has an equity incentive plan under which the Board of Directors may grant restricted stock or stock options to employees and consultants. Share based compensation cost is measured on the grant date fair value of the award, and recognized in the financial statements over the requisite service period.
Income Taxes — The Company’s subsidiaries are subject to entity-level income taxes in their respective foreign jurisdictions. For U.S. tax purposes, the Company has made an election to include the income or loss of its global subsidiaries in the consolidated US tax return. CTPartners pays US tax on its worldwide income, reduced by income tax credits for foreign income taxes incurred.
Deferred taxes are provided on a liability method whereby deferred tax assets are recognized for deductible temporary differences, tax credit carryforwards and deferred liabilities are recognized for taxable temporary differences. Temporary differences are the differences between the reported amounts of assets and liabilities and their tax basis. Deferred tax assets are reduced by a valuation allowance when, in the opinion of

CTPARTNERS EXECUTIVE SEARCH INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(All tables in thousands, except share and per share amounts)

management, it is more likely than not that some portion or all of the deferred tax assets will not be realized. Deferred tax assets and liabilities are adjusted for the effects of changes in tax laws and rates on the date of enactment.
Management evaluated the Company’s tax positions and concluded that the Company had taken no uncertain tax positions that require adjustment to the consolidated financial statements. With few exceptions, the Company is no longer subject to tax examinations by the U.S. federal, state or local tax authorities for years prior to 2010. When and if applicable, potential interest and penalty costs are accrued as incurred, with expenses recognized in general and administrative expenses in the consolidated statement of operations. For non-US locations, the Company is no longer subject to audit examinations prior to 2010, except for the United Kingdom which extends to 2005. When and if applicable, potential interest and penalty costs are accrued as incurred, with expenses recognized in general and administrative expenses in the consolidated statements of operations.
Foreign Currency Translation — The Company generally designates the local currency for all its foreign subsidiaries as the functional currency, except for Venezuela, as discussed below. Accordingly, assets and liabilities of these subsidiaries are translated at the exchange rate in effect at each period. The results of operations are translated at the average monthly rate of exchange. Translation adjustments arising from the use of differing exchange rates from period to period are recorded as part of accumulated other comprehensive income (loss). Gains and losses from transactions denominated in non-functional currency are included in operating results for the period. For 2013 and 2012, net foreign currency gains (losses) included in net loss were :

	Year Ended December 31, 2013	Year Ended December 31, 2012
Net foreign currency gain/(loss)	$(1,139)	$468

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

The Venezuelan Central Bank is the only institution through which foreign currency-denominated transactions can be brokered. Under the system known as the Foreign Currency Securities Transactions System (SITME), entities domiciled in Venezuela can buy U.S. dollar-denominated securities only through banks authorized by Venezuelan Central Bank to import goods, services, or capital inputs. SITME imposes volume restrictions on an entity's trading activity, limiting such activity to a maximum amount equivalent of $50,000 per day, not exceeding $350,000 in a calendar month. This limitation is non-cumulative. Given the limited availability of alternative exchange mechanisms in Venezuela, the Company used the published SITME rate to re-measure transactions denominated in Bolivars. In February of 2013, the Venezuelan government eliminated the SITME rate and devalued its currency. As of December 31, 2013, the exchange rate was 6.30 Bolivares per U.S. dollar. During the twelve months ending December 31, 2013, the Company's Venezuelan operations generated 1.96% of consolidated net revenue.

Accumulated Other Comprehensive Loss — The Company’s accumulated other comprehensive (loss), net of tax, is comprised of, and related to, the following:

	December 31, 2013	December 31, 2012
Foreign currency translation adjustments	(1,088)	(1,170)
Other	(187)	(187)
	$(1,275)	$(1,357)
Financial Instruments — Cash is stated at cost, which approximates fair market value. The carrying value for account receivables, accounts payable, and other accrued liabilities reasonably approximates fair market value due to the nature of the financial instruments and the short term nature of the item. In 2012, the Company recorded two notes payable to seller in the process of acquiring our Latin America licensee and expanding our French operations by acquiring Cheverny CEO Search, S.A. In 2013, the Company recorded two additional notes payable to seller in connection with acquisition of Augmentum and Taylor Consulting. These notes were recorded at fair value at the time of acquisition.
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
Goodwill - Goodwill represents the excess of the purchase price over the fair value of assets acquired and liabilities assumed, if any. The goodwill impairment test compares the fair value of a reporting unit with its carrying amount, including goodwill. If the carrying amount of a reporting unit exceeds its fair value, goodwill of the reporting unit would be considered impaired. To measure the amount of the impairment loss, the implied fair value of a reporting unit's goodwill is compared to the carrying amount of that goodwill. If the carrying amount of a reporting unit's goodwill exceeds the implied fair value of that goodwill, an impairment loss is indicated. The Company conducted its annual goodwill impairment evaluation as of December 1, 2013. For this test, the fair value of the Company's relevant reporting unit is determined using a combination of valuation techniques, including a discounted cash flow methodology. The discounted cash flow approach is dependent on a number of factors, including estimates of future market growth and trends, forecasted revenue and costs, and the appropriate discount rates. The completion of the first step of the goodwill impairment indicated that the fair value of the reporting unit exceeded its carrying amount. The Company further evaluated the period from December 1, 2013 through December 31, 2013 and concluded that there were no indicators of impairment with respect to the Company's goodwill.
Intangible Assets - Intangible assets primarily consist of customer relationships, developed technology and trademarks, and are recorded at their estimated fair value at the date of acquisition. Customer relationships and developed technology are amortized using the straight-line method over their estimated useful lives of 10 years. Certain trademarks are considered indefinite-lived intangible assets, and must be tested for impairment annually, or more frequently if the events or changes in circumstances indicate that the asset might be impaired.During the year ended December 31, 2013, the Company recorded an impairment charge of $0.6 million, relating to intangible assets acquired in Cheverny CEO Search, S.A. business combination.
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
Reclassifications — Certain items in the 2012 consolidated financial statements have been reclassified to conform to the 2013 presentation.

Note 2. Acquisitions

Taylor Executive Consultancy Latam S. de R.L.
On November 5, 2013, the Company acquired Taylor executive Consultancy Latam S. de R.L. ("Taylor Consultancy"), a Mexico-based executive search firm. The purchase price consists of $0.2 million of initial cash payment, and a contingent consideration based on certain revenue targets, ranging from zero to $0.7 million. As a result, the Company recorded $0.1 million, representing the fair value of contingent consideration. As part of purchase price allocation, the Company recorded $0.1 million of identifiable intangible assets, and $0.2 million of goodwill. The acquisition is not considered material, and therefore, pro-forma information has not been presented.
Augmentum Consulting, Ltd.
On May 2, 2013, the Company acquired a 51% controlling ownership interest in Augmentum Consulting, Ltd. ("Augmentum"), a London based search firm. This acquisition complements CTPartners' existing UK business in a variety of practice areas, provides increased competitive advantage and enhances growth opportunity.
The Company paid $1.5 million in cash on the acquisition date, recorded a seller note payable valued at $2.5 million, payable in two installments on August 31, 2014 and 2015, and a redeemable noncontrolling interest of $3.8 million. The aggregate maximum purchase price may be adjusted based on certain revenue targets over 3 years, not to exceed $8.6 million in total.
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
The weighted average useful life of total amortizable intangible assets acquired is 8.5 years.
The acquisition of Augmentum includes a contingent consideration arrangement, that allows for adjustment of payments based upon achievement of certain revenue targets over the next three years. The range of undiscounted amounts that the Company could pay for the contingent part of its 51% controlling ownership interest is between zero and $2.9 million, denominated in British pounds and translated at the rate in effect at the end of reporting period.
The Company has the right to call the remaining 49% interest in Augmentum after August 2, 2014, and Augmentum shareholders have the right to put the remaining 49% interest after September 1, 2014 if the call option has not been exercised, at a pre-determined price, adjustable based on Augmentum's performance. The put option expires on September 12, 2014, if not exercised, and the call option continues to exist indefinitely. The purchase price for the non-controlling interest is determined based on the same formula as contingent consideration, with maximum amount payable of $4.3 million, denominated in British pounds and translated at the rate in effect at the end of the reporting period. As of December 31, 2013, the redemption value of non-controlling interest was $4.1 million.

Activity related to the noncontrolling redeemable interest is as follows:

Beginning balance on January 1, 2013	$—
Noncontrolling redeemable interest recorded in acquisition of Augmentum	3,765
Net loss attributable to noncontrolling redeemable interest	(138)
Redemption value adjustment	138
Foreign currency	323
Ending balance on December 31, 2013	$4,088

The fair value of contingent consideration and the fair value of noncontrolling interest, including the value of the put and the call options, is contingent upon the acquired business revenues, and was estimated through the use of the Monte Carlo model. These fair value measurements are based on significant inputs not observable in the market and thus represent a Level 3 measurement. These fair value measurements are based on (i) an assumed revenue forecast, (ii) an assumed discount rate of 6.5%, and (iii) assumed market volatility rate range of 10%-12.5% based on the volatility data for companies similar to Augmentum. The fair value of the note payable for contingent consideration recognized on the acquisition date was $2.5 million, and the fair value of the redeemable noncontrolling interest was $3.8 million. There have been no changes in the assumptions used in the valuing of the contingent consideration and the redeemable noncontrolling interest.

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
The Company incurred acquisition related costs of $0.7 million for the twelve months ended December 31, 2013, which were recorded as general and administrative expenses in the consolidated statements of operations.
Total revenues and net income attributable to the acquisition, since the acquisition date, included in the consolidated statement of operations for the twelve months ended December 31, 2013, are as follows:

Twelve Months Ended December 31, 2013
Total Revenues	$3,288
Net Loss	$(282)
Pro forma unaudited total revenues and net income/(loss) of the combined entity had the acquisition occurred on January 1, 2012 are presented in the following table. This pro forma information is presented for informational purposes only and is not necessarily indicative of what our actual results of operations would have been had the acquisition occurred at such time.

	Twelve months ended December 31
	2013[1]	2012[2]
Total Revenues	$136,315	$138,855
Net Loss	$(1,825)	$(3,815)
1 Pro forma net loss for the twelve months ended December 31, 2013 is adjusted to include $0.1 million of amortization expense, and to exclude $0.7 million of acquisition costs.
2 Pro forma net loss for the twelve months ended December 31, 2012 is adjusted to include $0.8 million of amortization expense, and to exclude $0.7 million of acquisition costs and $0.2 million of miscellaneous gain.

Cheverny CEO Search, S.A.

On October 10, 2012, the Company completed an acquisition of Cheverny CEO Search, S.A., a Paris, France based search firm focused on executive recruiting. The first payment of $0.5 million was made in cash on the acquisition date, and a non-interest bearing seller note was issued for the remainder. The note was recorded at fair value of $1.0 million. The note is payable in two installments of $0.5 million each on July 12, 2013 and July 12, 2014. A portion of the total purchase price was contingent upon the continued employment of the acquiree. Therefore, the contingent portion of the purchase price is accounted for as compensation for post-combination services, recognized over the requisite service period using the graded-vesting method. Post-combination compensation expense of $0.2 million is included in the results of operations for the year ended December 31, 2012. During the quarter ending March 31, 2013, the Company modified the terms of the Cheverny CEO Search, S.A. acquisition agreement, terminating all employment contingencies. As a result of the amendment, the Company recognized remaining post combination compensation and incurred a non-recurring charge of $0.8 million relating to Cheverny CEO Search, S.A. post-combination compensation in the first quarter of 2013. The charge is included in compensation and benefits expenses in the consolidated statement of operations for the twelve months ended December 31, 2013.

The table below summarizes fair value of the consideration paid and assets acquired at the acquisition date. The acquisition is not considered material to the Company, and, therefore, pro-forma information has not been presented.

CTPARTNERS EXECUTIVE SEARCH INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(All tables in thousands, except share and per share amounts)

Consideration:
Cash	$517
Seller note payable	1,035
Deferred post-combination compensation	(1,035)
$517
Recognized amounts of identifiable assets acquired:
Trademarks	$373
Intangible assets	403
Total identifiable net assets acquired	776
Gain on bargain purchase of a business	(258)
$518
The fair value of the identifiable intangible assets was measured based upon significant inputs that were not observable in the market, and therefore are classified as Level 3. Key assumptions included in determination of fair value are (a) management’s projections of future cash flows based upon past experience and future expectations and (b) a weighted-average discount rate of 16%.

The fair value assigned to identifiable intangible assets and their useful lives at the acquisition date is as follows:

	Amount	Useful Life
Customer relationships	$403	10 years
Trademarks	373	Indefinite
	$776

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
The assets acquired were recorded at fair value. The aggregate purchase price in the agreement was $10.2 million which was paid in cash and the issuance of a non-interest bearing seller note for $5.3 million. The note has been discounted by the Company in the amount of $0.3 million to reflect fair value of the note. This amount is due in equal installments of $2.6 million each on January 2, 2013 and January 2, 2014 respectively. A portion of the total purchase price was contingent upon the continued employment of certain key employees. The purchase agreement provided that the selling shareholders were required to repay to the company up to the aggregate amount of $7.2 million if their employment terminated prior to the 36-month anniversary of the closing of the transaction. Therefore, the contingent portion of the purchase price was accounted for as compensation for post-combination services, and recognized over three years using the graded-vesting method. After accounting for a portion of the purchase price as post-combination compensation, the fair value of the consideration allocation to the assets and liabilities acquired was $3.0 million. Post-combination compensation expense of $6.1 million was included in the results of operations for the year ended December 31, 2012.
During the quarter ending March 31, 2013, the Company modified the terms of the Latin America acquisition agreement, terminating all employment contingencies. As a result of the amendment, the Company recognized the remaining post-combination compensation expense, and incurred a non-recurring charge of $1.1 million relating to Latin America post-combination compensation in the first quarter of 2013. The charge is included in compensation and benefits expenses in the consolidated statement of operations for the twelve months ended December 31, 2013.

CTPARTNERS EXECUTIVE SEARCH INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(All tables in thousands, except share and per share amounts)

The following table summarizes fair value of the consideration paid and assets acquired at the acquisition date:

Consideration:
Cash	$5,250
Seller note payable	4,987
Post combination compensation	(7,190)
$3,047
Recognized amounts of identifiable assets acquired:
Leasehold improvements and equipment	$132
Intangible assets	2,700
Total identifiable net assets acquired	2,832
Goodwill	215
$3,047
Goodwill of $0.2 million arising from the acquisition consists mainly of the synergies of an ongoing, retained executive search business which operates as a cooperative group in seven Latin American countries, a consistent brand message, and an experienced, assembled workforce. The goodwill relating to the Company’s Latin America reporting unit is fully deductible for United States federal income tax purposes.
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
The fair value assigned to identifiable intangible assets and their useful lives at the acquisition date is as follows:

	Amount	Useful Life
Customer relationships	$2,480	10 years
Developed technology	220	10 years
	$2,700
The weighted-average useful life of total amortizable intangible assets acquired is 10 years.
The total revenues and net loss attributable to the acquisition, since the acquisition date, included in the consolidated statements of operations for the twelve months ended December 31, 2012, are as follows:

Year Ended December 31, 2012
Total Revenues	$13,398
Net Loss	$(2,164)
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

Pro forma unaudited total revenues and net loss of the combined entity had the acquisition date been January 1, 2011, are as follows:

Year Ended December 31, 2012
Total Revenues	$132,915
Net Loss	$(82)

CTPARTNERS EXECUTIVE SEARCH INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(All tables in thousands, except share and per share amounts)

Pro forma net loss for the year ended December 31, 2012 excludes acquisition costs of $0.1 million, net of tax, post-combination compensation cost amortization of $4.0 million, net of tax, and includes post-combination compensation amortization of $0.6 million, net of tax.
Note 3. Accounts Receivable
The Company extends credit to customers under normal trade agreements. An allowance for doubtful accounts is established based upon several factors, including the age of the Company’s accounts receivable, historic loss experience, specific account analysis, as well as expectations of future collections based upon trends, financial viability of the client, and historic collection experience. The Company also provides a reserve for billing adjustments based upon historical experience. The allowance for doubtful accounts and billing adjustments amounted to $1.5 million and $1.4 million at December 31, 2013, and December 31, 2012, respectively.

Note 4. Leasehold Improvements and Equipment
The components of the leasehold improvements and equipment at December 31 are as follows:

	2013	2012
Leasehold improvements	$3,222	$3,301
Office furniture, fixtures and equipment	3,050	2,734
Computer equipment and software	6,066	4,397
	12,338	10,432
Accumulated depreciation and amortization	(8,189)	(6,959)
	$4,149	$3,473
Depreciation and amortization expense relating to leasehold improvements and equipment for the year ended December 31, 2013 was $1.4 million, and for the year ended December 31, 2012 was $1.3 million.

CTPARTNERS EXECUTIVE SEARCH INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(All tables in thousands, except share and per share amounts)

Note 5. Goodwill and Intangible Assets
Goodwill
Changes in the carrying value of goodwill for the years ended December 31, 2013 and 2012 are as follows:

Balance as of December 31, 2011	$—
Additions	215
Exchange rate fluctuation	—
Balance as of December 31, 2012	215
Additions	5,289
Exchange rate fluctuation	307
Balance as of December 31, 2013	$5,811
Intangible Assets
The following is a summary of amortizable intangible assets at December 31, 2013:

	Amortizable Lives	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Amortized Intangible assets
Trade names	10 years	$275	$144	$131
Developed technology	1 year	1,095	101	994
Customer relationships	10 years	3,040	553	2,487
Non-competition agreements	3 years	84	18	66
		$4,494	$816	$3,678
Unamortized Intangible Assets
Trademarks				68
Total Intangible Assets				$3,746

The following is a summary of amortizable intangible assets at December 31, 2012:

	Amortizable Lives	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Amortized Intangible assets
Customer relationships	10 years	2,883	259	2,624
Developed technology	10 years	220	22	198
		$3,103	$281	$2,822
Unamortized Intangible Assets
Trademarks				373
Total Intangible Assets				$3,195

Due to changes in economic outlook for the acquired business of Cheverny CEO Search, the Company performed an impairment evaluation of its acquired intangible assets. The analysis utilized discounted cash flow methodology, and resulted in an impairment charge of $0.6 million to its intangible assets in EMEA reporting unit. Key assumptions used in the determination of fair value include management forecasts and a discount rate of 21%, which are Level 3 inputs.
Total amortization expense of intangible assets for the years ended December 31, 2013 and 2012 was $0.6 million and $0.3 million, respectively. Estimated aggregate future amortization expense for the following five years and thereafter is as follows:

CTPARTNERS EXECUTIVE SEARCH INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(All tables in thousands, except share and per share amounts)

Years ending December 31,	Estimated Aggregate Future Amortization Expense
2014	$516
2015	443
2016	425
2017	415
2018	415
Thereafter	1,464
$3,678

Note 6. Long-Term Debt
Line of Credit: The Company is a party to a credit and security agreement (the “Second Amended and Restated Credit and Security Agreement” or “Credit Agreement”) with a bank which includes a revolving credit facility. The Agreement, as amended, provides for the revolving credit facility to expire on April 30, 2015. Under the terms of the revolving credit facility, the Company may borrow an amount equal to the lesser of $14 million or the “Borrowing Base” (the Company’s eligible accounts receivable as defined in the Credit Agreement), with interest calculated at 325 basis points above the LIBOR rate as defined in the revolving credit agreement (the adjusted LIBOR rate), which was 3.4140% at December 31, 2013. The Company had no borrowings on the revolving credit facility at December 31, 2013 and 2012. Additionally, the Company has issued letters of credit related to office lease agreements secured by the Credit Agreement in the amounts of $3.3 million as of December 31, 2013 and 2012. Available borrowings under the revolving credit facility were $14.0 million at December 31, 2013, and $10.0 million at December 31, 2012.
Notes Payable
Long-term debt consists of the following at December 31:

	Year Ended December 31
	2013	2012
Notes payable - redemption of members’ units	$310	$470
Notes payable - seller financed acquisitions	5,637	6,204
Note payable - other	110	—
	6,057	6,674
Less current portion of long-term debt	4,762	3,186
	$1,295	$3,488
The schedule for future payments to be made on long-term debt as of December 31, 2013, is as follows:

2014	$4,762
2015	1,191
2016	104
$6,057
Notes Payable — Redemption of Members’ Units: Prior to the conversion from a limited liability company to a corporation, the Company periodically purchased member units from former members, with payment in the form of notes, payable over 5 years. The total due on these notes amounted to $0.3 million and $0.5 million at December 31, 2013, and 2012, respectively. The interest on the notes ranges from 2.66% to 5.00%. The carrying value of notes payable approximates its fair value.

Notes Payable — Seller Financed Acquisitions: During the year ended December 2013, the Company completed two acquisitions, as further described in Note 2. Purchase price was, in part, financed through seller notes. In conjunction with the acquisition of Augmentum, the Company recorded a note payable to the seller in connection with the contingent purchase price. The note was recorded at fair value at acquisition, and is re-measured every reporting period, as further described in Note 2 to the consolidated financial statements. As of December 31, 2013, $2.4 million is outstanding, payable in two equal installments on August 31, 2014 and August 31, 2015.

The Company recorded a note payable associated with Taylor Consultancy in the amount of $0.1 million. The note is recorded at fair value of contingent consideration.

CTPARTNERS EXECUTIVE SEARCH INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(All tables in thousands, except share and per share amounts)

During the year ended December 2012, the Company completed two acquisitions. The note payable associated with the Latin America acquisition is a non-interest bearing note with a face value of $5.3 million. As of December 31, 2013, $2.6 million was outstanding.

The seller financed note payable associated with the Cheverny CEO Search, S.A. is a non-interest bearing note with a face value of $1.1 million. As of December 31, 2013, $0.5 million was outstanding. The final installment is payable on July 12, 2014.

Fair value of seller financed notes payable is estimated by discounting the associated cash flows using the interest rate available to the Company. The fair value of notes payable is classified as Level 3 in the fair value hierarchy. There have been no changes in interest rates available to the Company since the acquisitions completed during the reported period, therefore the carrying value of the notes approximates fair value at December 31, 2013.

Note 7. Commitments
The Company is obligated under lease arrangements for office space expiring in various years through 2019. Future annual required payments as of December 31, 2013, are as follows:

Office Space
2014	$8,408
2015	7,654
2016	6,108
2017	4,750
2018	2,251
Thereafter	6,749
$35,920
Rent expense is included in the general and administrative expenses in the accompanying consolidated statements of operations and is summarized as follows:

	Year ended December 31, 2013	Year ended December 31, 2012
Rent expense	$8,277	$9,899

Note 8. Share-Based Compensation
Restricted Shares - The purpose of the 2010 equity incentive plan is to promote the interests of the Company and our stockholders by (i) attracting, retaining and motivating employees, non-employee directors and independent contractors (including prospective employees), (ii) motivating such individuals to achieve long-term Company goals and to further align their interest with those of the Company’s stockholders by providing incentive compensation opportunities tied to the performance of the common stock of the Company and (iii) promoting increased ownership of our common stock by such individuals. Subject to adjustment for changes in capitalization, the maximum aggregate number of shares of our common stock that may be delivered pursuant to awards granted under the 2010 equity incentive plan is $1.0 million.
A summary of the Company’s common stock subject to vesting provisions as of December 31, 2013, is presented below:

	Common	Weighted- Average Grant-Date
Non-Vested Common Stock	Stock	Fair Value
Non-vested common stock at December 31, 2012	94,188	$11.52
Granted	235,621	$3.09
Vested	(100,086)	$9.18
Forfeited	(2,564)	$13.00
Non-vested common stock at December 31, 2013	227,159	$5.11

CTPARTNERS EXECUTIVE SEARCH INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(All tables in thousands, except share and per share amounts)

Total share-based compensation expense related to vested shares was $0.6 million for the year ending December 31, 2013, and $0.6 million for the year ending December 31, 2012.
As of December 31, 2013, there was $0.9 million of unrecognized compensation expense related to shares subject to vesting provisions granted under the plan. This expense is expected to be recognized over a weighted-average period of 3.07 years.
In the first quarter of 2013, the Company granted an award subject to recapture provisions. Recapture provisions allow the Company to recapture a portion of stock if certain service conditions are not met. A summary of the Company's common stock subject to recapture provisions as of December 31, 2013 is presented below:

	Common	Weighted- Average Grant-Date
Common Stock Subject to Recapture	Stock	Fair Value
Non-vested common stock at December 31, 2012	—	$—
Granted	7,019	$4.70
Expiration of recapture provision	—	$—
Forfeited	—	$—
Common stock subject to recapture at December 31, 2013	7,019	$4.70
Total share-based compensation expense related to common stock subject to recapture was $11,000 for the year ending December 31, 2013 and $0 for the year ending December 31, 2012. As of December 31, 2013, unrecognized compensation expense related to shares subject to recapture provisions granted under the plan was de minimis.
Non-qualified Stock Options — In April 2013 and December 2011, the Company authorized and granted 94,100 and 102,500 stock options to various employees under its 2010 Equity Incentive Plan. All options have an exercise price that is equal to the fair value of the Company’s common stock on the grant date. Options are subject to ratable vesting over a three year period, and compensation expense is recognized on a straight-line basis over the vesting period.
A summary of the Company’s non-qualified stock option activity for the year ended December 31, 2013, is presented below:

	Number of Non- qualified Stock Options	Weighted Average Exercise Price Per Share	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value
Outstanding on December 31, 2012	102,500	$5.35	7.9	$26
Granted	94,100	3.25	9.3	221
Exercised	—	—	—	—
Expired	—	—	—	—
Forfeited	(1,000)	—	—	—
Outstanding on December 31, 2013	195,600	4.34	8.6	$247
Exercisable on December 31, 2013	67,667	$5.35	—	$—
The aggregate intrinsic value is based upon the Company’s closing stock price of $5.60 at December 31, 2013. The compensation expense related to the options was $0.1 million for the year ended December 31, 2013 and 2012. As of December 31, 2013, there was $0.2 million of unrecognized compensation expense related to unvested non-qualified stock options, which is expected to be recognized over a weighted average of 1.7 years.

Year Ended December 31, 2013
Weighted average grant date fair value of stock options granted	$3.25
Total grant date fair value of stock options vested	—
Total intrinsic value of stock options exercised	—

The fair value of each option grant is estimated on the date of grant using the Black-Scholes valuation model with the following assumptions.

CTPARTNERS EXECUTIVE SEARCH INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(All tables in thousands, except share and per share amounts)

Year Ended December 31, 2013
Expected life (in years)	6.00
Risk-free interest rate	0.93%
Expected volatility	47.25%
Expected dividend yield	—
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
Employee Stock Purchase Program - The stock discount purchase program allows selected employees to purchase up to $0.1 million of the Company's stock in lieu of cash bonuses, at a 15% discount to the NYSE MKT trading price of those shares. Shares are subject to ratable vesting over a three-year period, and compensation expense relating to the discount is recognized on a straight-line basis over the vesting period. A summary of the Company's employee stock purchase program as of December 31, 2013 is presented below:

	Common	Weighted- Average Grant-Date
Employee Stock Purchase Program	Stock	Fair Value
Non-vested common stock at December 31, 2012	73,406	$5.11
Granted	79,490	$3.46
Vested	(24,467)	$5.11
Forfeited	—	$—
Non-vested common stock at December 31, 2013	128,429	$4.09

Compensation expense relating to the stock purchase discount program was $31,000 for the year ended December 31, 2013 and $13,000 for the year ended December 31, 2012. As of December 31, 2013, there was $70,000 of unrecognized compensation expense related to shares subject to vesting provisions granted under the stock purchase discount program. This expense is expected to be recognized over a weighted-average period of 1.97 years.

Note 9. Share Repurchase Program
On January 19, 2012, the Company’s Board of Directors authorized a second share repurchase program (“2012 Share Repurchase Program”) to acquire up to $1 million of the Company’s outstanding shares of common stock in open-market, privately negotiated transactions, and block trades. The 2012 Share Repurchase Program extended the previous share repurchase program which was authorized in August 2011 (“2011 Share Repurchase Program”). The Company repurchased a cumulative amount of $1.0 million under the 2011 Share Repurchase Program. As of December 31, 2012, 235,253 shares had been repurchased at a cost of $1.0 million, which is the cumulative amount used to repurchase shares under the 2012 Share Repurchase Program.

CTPARTNERS EXECUTIVE SEARCH INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(All tables in thousands, except share and per share amounts)

Note 10. Basic and Diluted Earnings Per Share
A reconciliation of the amounts used in the basic and diluted earnings per share computation is shown in the following table.

	Year Ended December 31
	2013	2012
Numerator
Net loss attributable to the Company	(1,632)	$(3,584)
Denominator
Basic weighted-average common shares	7,055,734	7,087,769
Effect of stock options and restricted stock (1)	—	—
Diluted weighted-average common shares	7,055,734	7,087,769
Basic loss per common share	$(0.23)	$(0.51)
Diluted loss per common share	$(0.23)	$(0.51)

(1)
For the year ended December 31, 2013, 296,732 restricted shares and 133,923 stock options are excluded from the calculation. For the year ended December 31, 2012, 133,337 restricted shares and 102,500 stock options are excluded as they are anti-dilutive to the net loss per common share.

Note 11. Income Taxes
The Company is subject to income taxes in all jurisdictions where it operates. For US tax purposes, the Company has made an election to include the income or loss of its global subsidiaries in the consolidated US tax return. The Company pays US tax on its worldwide income, reduced by income tax credits for foreign income taxes incurred.
Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes.
Significant components of the Company’s deferred income taxes consist of the following:

	December 31, 2013	December 31, 2012
Deferred tax assets:
Accounts payable and accrued expenses	$4,147	$2,476
Accounts receivable (net)	573	437
Foreign tax credits	932	747
Share-based compensation	617	457
Goodwill	2,604	2,896
Foreign currency	806	790
Intangible assets	844	44
Other	—	75
Gross deferred tax assets	10,523	7,922
Deferred tax liabilities:
Post-combination compensation	—	(704)
Other current assets	(1,388)	(735)
Depreciation	(469)	(530)

Gross deferred tax liabilities	(1,857)	(1,969)
Net deferred tax asset	$8,666	$5,953
The deferred tax amounts have been classified in the December 31, 2013 and 2012 consolidated balance sheets as follows:

CTPARTNERS EXECUTIVE SEARCH INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(All tables in thousands, except share and per share amounts)

	2013	2012
Current assets	$3,184	$1,932
Long-term assets	5,482	4,021
	$8,666	$5,953
The benefit from income taxes is as follows:

	Year ended December 31, 2013	Year ended December 31, 2012
Current
Federal	$1,061	$1,131
State and local	114	136
Deferred
Federal	(2,247)	(2,887)
State and local	(43)	(60)
Total benefit for income taxes	$(1,115)	$(1,680)

A reconciliation of the benefit from income taxes for 2013 and 2012 to income taxes at the statutory U.S. federal income tax rate of 34.0% is as follows:

	Year ended December 31, 2013	Year ended December 31, 2012
Income tax benefit at the statutory U.S. federal rate	$(981)	$(1,790)
State tax provision, net of federal tax benefit	75	118
Tax effect of permanent tax differences	(51)	(44)
Other	(158)	36
	$(1,115)	$(1,680)

Note 12. Enterprise Geographic Concentrations

The Company operates in four principal geographic regions: North America, EMEA, Asia Pacific and Latin America. The revenue and capital expenditures, by region, for the year ended December 31, 2013, and 2012, are as follows:

	Year ended December 31, 2013	Year ended December 31, 2012
Revenue
North America	$78,140	$77,559
EMEA	32,610	28,439
Asia Pacific	6,982	8,986
Latin America	12,546	13,398
Net revenue before reimbursable expenses	130,278	128,382
Reimbursable expenses	4,002	4,534
Total	$134,280	$132,916

CTPARTNERS EXECUTIVE SEARCH INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(All tables in thousands, except share and per share amounts)

Identifiable assets by geographic concentrations are as follows:

	December 31, 2013	December 31, 2012
Identifiable Assets
North America	$34,006	$20,344
EMEA	13,979	12,881
Asia Pacific	3,562	5,610
Latin America	6,322	17,417
Global Operations Support	1,316	813
Total	$59,185	$57,065
Goodwill and other intangible assets, net:
Latin America	$2,553	$2,893
EMEA	7,004	517
Total	$9,557	$3,410

Note 13. Reorganization
In the third quarter of 2012, the Company’s management initiated a plan to reorganize its operations resulting in certain organizational changes in its Canadian and EMEA locations. The plan consists of a workforce reorganization, and elimination of redundant or unneeded positions, which will allow the Company to combine business operations in certain geographic locations and serve our clients more efficiently. During 2013, the Company expanded its reorganization efforts globally, eliminating certain functions. The Company recognized $0.8 million and $1.0 million of reorganization related charges for the years ended December 31, 2013 and 2012, respectively, which are included in compensation and benefits expense and general and administrative expenses in the condensed consolidated statements of operations.
The following table summarizes the major components of the reorganization charge:

	Year Ended December 31, 2013	Year Ended December 31, 2012
Severance and other employee related costs	$553	$1,111
Foreign currency translation	86	(147)
General and administrative costs	$143	$—
Total	$782	$964
Reorganization charges by geographic location were as follows:

	Year Ended December 31, 2013	Year Ended December 31, 2012
North America	$471	$207
EMEA	281	757
Asia Pacific	$30	$—
Total	$782	$964
Changes in reorganization reserves related to the restructuring plan described above for the years ended December 31, 2013 and 2012, are as follows:

CTPARTNERS EXECUTIVE SEARCH INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(All tables in thousands, except share and per share amounts)

Severance and other employee related costs
Balance at December 31, 2011	$—
Reorganization charges	1,111
Cash payments	(451)
Non-cash charges	(507)
Balance at December 31, 2012	$153
Reorganization charges	$782
Cash payments	$(728)
Non-cash charges	$(48)
Balance at December 31, 2013	159

Note 14. Subsequent Events

On March 3, 2014, CTPartners Executive Search Inc (the”Company”) acquired J. Johnson Executive Search, a leading independent executive search and leadership advisory firm based in Sydney, Australia. Under the terms of the contract, the Company paid $2.4 million of initial consideration at closing. The Company expects to pay additional consideration based on the achievement of certain revenue metrics over the next three years. The Company is in process of determining the fair value of the assets acquired and the liabilities assumed. Pro forma information is not available at this time.

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

The Company carried out an evaluation, under the supervision and with the participation of its management, including its Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures. Based on the foregoing, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act) were effective as of the end of the Company’s 2013 fiscal year.
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
The Company’s management assessed the effectiveness of its internal control over financial reporting as of December 31, 2013. In making this assessment, it used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control — Integrated Framework. Based upon that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company's internal control over financial reporting was effective as of December 31, 2013 based on those criteria.
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

ITEM 9B. OTHER INFORMATION.
None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.
The information required by this Item will be included under the captions “Election of Directors,” “The Board of Directors and its Committees,” “Nominees for Directors,” “Code of Business Conduct and Ethics” and “Section 16(a) Beneficial Ownership Reporting Compliance” in the Company’s Proxy Statement with respect to its 2014 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K.

ITEM 11. EXECUTIVE COMPENSATION.
The information required by this Item will be included under the captions “Executive Compensation” and “Director Compensation” in the Company’s Proxy Statement with respect to its 2014 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.
The information required by this Item will be included under the caption “Beneficial Ownership of Our Common Stock” in the Company’s Proxy Statement with respect to its 2014 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.
The information required by this Item will be included under the captions “Certain Relationships and Related Transactions” and “Director Independence” in the Company’s Proxy Statement with respect to its 2014 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES.
The information required by this Item will be included under the caption “Principal Accountant Fees and Services” in the Company’s Proxy Statement with respect to its 2014 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K.

PART IV
ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES
(a) The following documents are filed as part of this report:

1.	Consolidated Financial Statement:
Report of Independent Registered Public Accounting Firm.
Consolidated Balance Sheet s at December 31, 2013 and 2012.
Consolidated Statement of Operations for the years ended December 31, 2013 and 2012.
Consolidated Statements of Comprehensive Income (Loss) for the years ended December 31, 2013 and 2012.
Consolidated Statements of Stockholders' Equity (Deficit) for the years ended December 31, 2013 and 2012.
Consolidated Statements of Cash Flows for the years ended December 31, 2013 and 2012.
Notes to Consolidated Financial Statements.
2. None.

3.
Exhibits: The Exhibits listed on the accompanying Index to Exhibits are filed with this report or are incorporated herein by reference to a prior filing in accordance with Rule 12b-32 under the Securities and Exchange Act of 1934 (asterisk denotes exhibits filed with this report).

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on March 12, 2014.

CTPARTNERS EXECUTIVE SEARCH INC.

/s/ William J. Keneally
By: William J. Keneally
Title: Chief Financial Officer
Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the registrant in the capacities indicated on March 12, 2014.

Signature	Title

* /s/ Brian M. Sullivan Brian M. Sullivan	Chairman, Chief Executive Officer
(principal executive officer)

/s/ William J. Keneally William J. Keneally (principal financial officer)	Chief Financial Officer

* /s/ Scott M. Birnbaum Scott M. Birnbaum	Director

* /s/ Michael C. Feiner Michael C. Feiner	Director

* /s/ Thomas R. Testwuide, Sr. Thomas R. Testwuide, Sr.	Director

* /s/ Betsy L. Morgan Betsy L. Morgan	Director

*
William J. Keneally, by signing his name hereto, does hereby sign this Form 10-K on behalf of each of the above named and designated directors of the Company pursuant to a Power of Attorney executed by such persons and filed with the Securities and Exchange Commission.

/s/ William J. Keneally
William J. Keneally
Attorney-in-Fact

Exhibit No.	Description of Document

2.1
Form of Plan of Conversion of CTPartners Executive Search LLC into CTPartners Executive Search Inc. (incorporated herein by reference to Exhibit 2.1 to Amendment No. 5 to CTPartners Executive Search LLC’s Registration Statement on Form S-1 filed with the Commission on December 2, 2010 (Registration No. 333-169224))

3.1
Form of Certificate of Incorporation of CTPartners Executive Search Inc. (incorporated herein by reference to Exhibit 3.1 to Amendment No. 2 to CTPartners Executive Search LLC’s Registration Statement on Form S-1 filed with the Commission on October 14, 2010 (Registration No. 333-169224))

3.2
Form of Bylaws of CTPartners Executive Search Inc. (incorporated herein by reference to Exhibit 3.2 to CTPartners Executive Search Inc’s Quarterly Report on Form 10-Q filed with the Commission on November 7, 2013)

4.1
Form of CTPartners Executive Search Inc.’s Common Stock Certificate (incorporated herein by reference to Exhibit 4.1 to Amendment No. 4 to CTPartners Executive Search LLC’s Registration Statement on Form S-1 filed with the Commission on November 24, 2010 (Registration No. 333-169224))

10.1
Form of Indemnification Agreement, by and between CTPartners Executive Search Inc. and each of its Directors and Executive Officers (incorporated herein by reference to Exhibit 10.1 to Amendment No. 2 to CTPartners Executive Search LLC’s Registration Statement on Form S-1 filed with the Commission on October 14, 2010 (Registration No. 333-169224))

*10.2	Employment Agreement with Brian M. Sullivan dated December 2, 2013

*10.3	Employment Agreement with David C. Nocifora dated December 2, 2013

10.4
Employment Agreement with William J. Keneally dated April 17, 2013 (incorporated herein by reference to Exhibit 10.1 to CTPartners Executive Seach Inc's Current REport on Form 8-K filed with the Commission on April 22, 2013)

10.5
Form of 2010 Equity Incentive Plan of CTPartners Executive Search Inc. to be in effect upon effectiveness of conversion (incorporated herein by reference to Exhibit 10.4 to Amendment No. 3 to CTPartners Executive Search LLC’s Registration Statement on Form S-1 filed with the Commission on November 17, 2010 (Registration No. 333-169224))

10.6
Amended and Restated Credit and Security Agreement by and between JPMorgan Chase Bank, NA and Christian & Timbers LLC dated October 17, 2006 (incorporated herein by reference to Exhibit 10.5 to Amendment No. 4 to CTPartners Executive Search LLC’s Registration Statement on Form S-1 filed with the Commission on November 24, 2010 (Registration No. 333-169224))

10.7
Revised Letter Agreement (Affiliation and License Agreement) between CTPartners Executive Search LLC and HS Andean Holding Corporation dated April 26, 2007 (incorporated herein by reference to Exhibit 10.6 to CTPartners Executive Search LLC’s Registration Statement on Form S-1 filed with the Commission on September 3, 2010 (Registration No. 333-169224))

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

*21	List of Subsidiaries

*23.1	Consent of Independent Registered Public Accounting Firm, McGladrey, LLP

*24	Power of Attorney

*31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) / 15d-14(a)

*31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) / 15d-14(a)

*32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350

*32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350

**101
The following financial information from CTPartners Executive Search Inc. Quarterly Report on Form 10-K for the annual period ended December 31, 2013 formatted in Extensible Business Reporting Language (XBRL) and furnished electronically herewith: (i) Consolidated Balance Sheets; (ii) Consolidated Statements of Operations; (iii) Consolidated Statements of Comprehensive Income/(Loss); (iv) Consolidated Statements of Stockholders' Equity; (v) Consolidated Statements of Cash Flows; and (iv) related Footnotes to the Consolidated Financial Statements.

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