Form 10-Q
period 2014-03-31
CTPARTNERS EXECUTIVE SEARCH INC.
filed 2014-05-08
CIK 1439199

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For quarterly period ended March 31, 2014
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

Large Accelerated Filer	☐	Accelerated Filer	☐	Non-Accelerated Filer	☐	Smaller Reporting Company	☒
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    ☐  Yes    ☒  No
The number of the registrant’s common shares outstanding as of May 1, 2014 was 7,178,735.

	Description	Page

PART I. Financial Information

Item 1.	Condensed Consolidated Financial Statements	3
	Condensed Consolidated Balance Sheets as of March 31, 2014 and December 31, 2013 (unaudited)	3
	Condensed Consolidated Statements of Operations for the three months ended March 31, 2014 and 2013 (unaudited)	4
	Condensed Consolidated Statements of Comprehensive Income (Loss) for the three months ended March 31, 2014 and 2013 (unaudited)	5
	Condensed Consolidated Statements of Cash Flows for the three months ended March 31, 2014 and 2013 (unaudited)	6
	Notes to Condensed Consolidated Financial Statements	8
Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	17
Item 4.	Controls and Procedures	21

Part II. Other Information

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	22
Item 5.	Other Information	22
	Signatures	23
Item 6.	Exhibits	24
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
	EX - 101.LAB XBRL LABEL LINKBASE DOCUMENT
	EX - 101.PRE XBRL PRESENTATION LINKBASE DOCUMENT

PART I. Financial Information

Item 1. Condensed Consolidated Financial Statements

CTPARTNERS EXECUTIVE SEARCH INC.
CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)
(in thousands, except share and per share amounts)

	March 31, 2014	December 31, 2013
Assets
Current Assets
Cash	$4,579	$5,654
Accounts receivable, net	33,426	26,381
Other receivables	377	433
Prepaid expenses	3,852	3,974
Deferred income taxes	2,914	3,184
Other	3,648	4,411
Total current assets	48,796	44,037
Non-current assets
Leasehold improvements and equipment, net	4,570	4,149
Goodwill	9,727	5,811
Intangibles, net	4,311	3,746
Other assets	5,306	5,517
Deferred income taxes	5,015	5,482
	$77,725	$68,742
Liabilities and Stockholders’ Equity
Current Liabilities
Current portion of long-term debt	$3,287	$4,762
Line of credit	15,019	—
Accounts payable	3,559	3,813
Accrued compensation	21,488	25,201
Accrued business taxes	2,417	2,079
Income taxes payable	267	710
Accrued expenses	2,512	5,650
Total current liabilities	48,549	42,215
Long-Term Liabilities
Long-term debt, less current maturities	2,681	1,216
Deferred rent, less current maturities	950	1,050
Total long-term liabilities	3,631	2,266
Redeemable noncontrolling interest	4,120	4,088
Stockholders’ Equity
Preferred stock: 1,000,000 shares authorized, no shares issued and outstanding	—	—
Common stock: $0.001 par value, 15,000,000 shares authorized, 7,567,492 and 7,540,821 shares issued; 7,136,963 and 7,110,292 shares outstanding at March 31, 2014 and December 31, 2013, respectively	8	8
Additional paid-in capital	37,784	37,778
Accumulated deficit	(13,082)	(14,242)
Accumulated other comprehensive loss, net of tax	(1,189)	(1,275)
Treasury stock at cost 430,529 shares at March 31, 2014 and at December 31, 2013.	(2,096)	(2,096)
Total stockholders' equity	21,425	20,173
	$77,725	$68,742
See Notes to Consolidated Financial Statements.

CTPARTNERS EXECUTIVE SEARCH INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
(in thousands except share and per share amounts)

	Three months ended March 31,
	2014	2013
Revenue
Net revenue	$39,870	$29,183
Reimbursable expenses	1,088	800
Total revenue	40,958	29,983
Operating expenses
Compensation and benefits	29,420	24,067
General and administrative	8,611	8,280
Reimbursable expenses	1,209	837
Total operating expenses	39,240	33,184
Operating income/(loss)	1,718	(3,201)
Interest expense, net	(49)	(54)
Income/(loss) before income taxes	1,669	(3,255)
Income tax (expense)/benefit	(641)	1,223
Net income/(loss)	1,028	(2,032)
Net loss attributable to redeemable noncontrolling interest	132	—
Net income/(loss) attributable to the Company	$1,160	$(2,032)

Basic income/(loss) per common share	$0.16	$(0.29)
Diluted income/(loss) per common share	$0.15	$(0.29)
Basic weighted average common shares	7,138,477	7,019,237
Diluted weighted average common shares	7,661,502	7,019,237
See Notes to Condensed Consolidated Financial Statements.

CTPARTNERS EXECUTIVE SEARCH INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS) (UNAUDITED)
(In Thousands)

	Three months ended March 31,
	2014	2013
Net income/(loss)	$1,028	$(2,032)
Other comprehensive income/(loss), net of tax
Foreign currency translation adjustments	86	68
Comprehensive income/(loss)	1,114	(1,964)
Comprehensive loss attributable to redeemable noncontrolling interest	132	—
Comprehensive income/(loss) attributable to the Company	$1,246	$(1,964)
See Notes to Condensed Consolidated Financial Statements.

CTPARTNERS EXECUTIVE SEARCH INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(In thousands)

	For the Three Months Ended March 31,
	2014	2013
Cash Flows From Operating Activities
Net income/(loss)	$1,028	$(2,032)
Adjustments to reconcile net income/(loss) to net cash used in operating activities
Depreciation and amortization	563	414
Share-based compensation	138	175
Amortization of discount on seller notes	4	30
Amortization of post-combination compensation	—	1,878
Deferred income taxes	737	(771)
Changes in operating assets and liabilities, net of effect of acquired businesses:
Accounts receivable, net	(6,599)	(1,839)
Prepaid expenses	885	215
Income taxes receivable	—	(533)
Other assets and receivables	392	(1,263)
Accounts payable	(338)	1,285
Accrued compensation	(3,889)	(8,861)
Accrued business taxes	334	(156)
Income taxes payable	(434)	(233)
Accrued expenses	(3,303)	(815)
Deferred rent	(89)	(140)
Net cash used in operating activities	(10,571)	(12,646)
Cash Flows From Investing Activities
Acquisition of businesses	(2,336)	—
Purchase of leasehold improvements and equipment	(428)	(94)
Notes receivable issued	(1,046)	—
Repayment of notes receivable	1,000	—
Net cash used in investing activities	(2,810)	(94)
Cash Flows From Financing Activities
Principal payments on long-term debt	(2,717)	(2,665)
Net proceeds from line of credit	15,019	5,862
Net cash provided by financing activities	12,302	3,197
Net decrease in cash	(1,079)	(9,543)
Effect of foreign currency on cash	4	105
Cash:
Beginning	5,654	15,947
Ending	$4,579	$6,509

CTPARTNERS EXECUTIVE SEARCH INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED) (Continued)
(In thousands)

	For the Three Months Ended March 31,
	2014	2013
Supplemental Disclosure of Non-Cash Investing Activities
Acquisition of businesses
Total identifiable assets acquired and liabilities assumed	$1,106	$—
Goodwill	3,753	—
Deferred post-combination compensation	—	—
Aggregate purchase price per purchase agreement	$4,859	$—
Cash paid for post-combination compensation arrangement	—	—
Seller note	(2,523)	—
Redeemable noncontrolling interest	—	—
Cash paid for acquisition of businesses	$2,336	$—
Less cash acquired	—	—
Cash paid for acquisition of a business net of cash acquired	$2,336	$—

Forgiveness of notes receivable	$117	—

Supplemental Disclosure of Non-Cash Financing Activities
Seller financing of fixed asset additions	$189	—
See Notes to Condensed Consolidated Financial Statements.

CTPARTNERS EXECUTIVE SEARCH INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(All tables in thousands, except share and per share amounts)

Note 1. Basis of Presentation
Description of Business - CTPartners Executive Search Inc., along with its subsidiaries (collectively, “CTPartners” or the “Company”), is a retained executive search firm with global capabilities. The Company operates in North America, Europe and the Middle East (EMEA), Asia Pacific and Latin America. The Company is subject to the rules and regulations of the United States Securities and Exchange Commission (the “SEC”), and the relevant provisions of the Securities Acts of 1933, as amended, and the Securities Exchange Act of 1934, as amended. The Company’s common stock trades on the NYSE MKT exchange under the symbol “CTP.”
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
In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months ended March 31, 2014, are not necessarily indicative of the results that may be expected for the year ended December 31, 2014.
The condensed consolidated balance sheet, at December 31, 2013, has been derived from the audited financial statements at that date but does not include all the information and footnotes required by generally accepted accounting principles for complete financial statements.
The interim financial statements contained in this report should be read in conjunction with the audited consolidated financial statements and footnotes presented in the Company’s Form 10-K for the year ended December 31, 2013, filed with the SEC on March 12, 2014.
Goodwill - Goodwill represents the excess of the purchase price over the fair value of assets acquired and liabilities assumed, if any. The goodwill impairment test compares the fair value of a reporting unit with its carrying amount, including goodwill. If the carrying amount of a reporting unit exceeds its fair value, goodwill of the reporting unit would be considered impaired. To measure the amount of the impairment loss, the implied fair value of a reporting unit’s goodwill is compared to the carrying amount of that goodwill. If the carrying amount of a reporting unit’s goodwill exceeds the implied fair value of that goodwill, an impairment loss is indicated. For this test, the fair value of the Company’s relevant reporting unit is determined using a combination of valuation techniques, including a discounted cash flow methodology. The Company performs an impairment test annually, in the fourth quarter of the fiscal year. As of March 31, 2014, there were no indicators of impairment with respect to the Company’s goodwill.
Intangible Assets - Intangible assets primarily consist of customer relationships and developed technology and are recorded at their estimated fair value at the date of acquisition and are amortized using the straight-line method over their estimated useful lives. For intangible assets not subject to amortization, an impairment loss is recognized if the carrying amount of the intangible assets is not recoverable and exceeds fair value. The carrying amount of the intangible assets is considered not recoverable if it exceeds the sum of the undiscounted cash flows expected to result from use of the asset. As of March 31, 2014, there were no indicators of impairment with respect to the Company’s intangible assets.
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
Other Comprehensive Loss - Other comprehensive loss primarily consists of foreign currency translation gains and losses, net of income tax effects.

The components of accumulated other comprehensive loss, net of tax, are as follows:

	March 31, 2014	December 31, 2013
Foreign currency translation adjustments	$(1,002)	$(1,088)
Other	(187)	(187)
	$(1,189)	$(1,275)

CTPARTNERS EXECUTIVE SEARCH INC.
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
Reclassifications - Certain items in the 2013 condensed consolidated financial statements have been reclassified to conform to the 2014 presentation.

Note 2. Acquisitions
Johnson Executive Search
On March 1, 2014, the Company acquired Johnson Executive Search ("Johnson"), the leading independent executive search and leadership advisory firm based in Sydney, Australia. The firm works with leading clients in the Financial Services, Legal and Professional Services, Technology and Communications, Consumer and Industrial sectors. This acquisition expands the Company's presence in Asia-Pacific region.
The Company paid $2.3 million in cash on the acquisition date, and recorded a seller note payable valued at $2.5 million, payable over three years from the date of acquisition, and subject to adjustment based on certain revenue targets over three years.
The Company is currently in the process of determining the fair value of the assets acquired and the liabilites assumed in this business combination. The following table summarizes the preliminary fair values of the consideration transferred, assets acquired and liabilities assumed, at acquisition date:

Fair value of consideration transferred:
Cash	$2,336
Seller note payable for contingent consideration	2,523
Total	$4,859

Recognized amounts of identifiable assets acquired and liabilities assumed
Accounts receivable	$380
Other assets	53
Trade names and trademarks	189
Database content	321
Customer relationships	227
Property and equipment	187
Accounts payable and accrued expenses	(251)
Total identifiable net assets	1,106
Goodwill	3,753
Total fair value of assets acquired and liabilities assumed	$4,859
The weighted average life of total amortizable intangible assets acquired is 8 years.
The acquisition of Johnson includes a contingent consideration arrangement, that allows for adjustment of payments based upon achievement of certain revenue targets over the next three years. The fair value of contingent consideration is contingent upon the acquired business revenues, and was estimated through the use of the Monte Carlo model. The fair value measurement is based on significant inputs not observable in the market and thus represents a Level 3 measurement. These fair value measurements are based on (i) an assumed revenue

CTPARTNERS EXECUTIVE SEARCH INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(All tables in thousands, except share and per share amounts)

forecast, (ii) an assumed discount rate of 8.5%, and (iii) assumed market volatility rate range of 10%. The fair value of the note payable for contingent consideration recognized on the acquisition date is $2.5 million.
The fair value of identifiable intangible assets was measured based upon significant inputs that were not observable in the market, and therefore are classified as Level 3. The key assumptions include (i) management's projection of future cash flows based upon past experience and future expectations, and (ii) an assumed discount rate of 13.5%.
The goodwill of $3.8 million is attributable to the workforce of the acquired business and the synergies expected to arise in connection with the acquisition. The goodwill relating to the Company's acquisition of Johnson is fully deductible for United States federal income tax purposes.
The Company incurred acquisition related costs of $0.6 million, which were recorded as general and administrative expenses in the consolidated statements of operations for the three months ended March 31, 2014.
The total revenues and net income attributable to the acquisition, since the acquisition date, included in the consolidated statements of operations for the three ended March 31, 2014 are as follows:

Three Months Ended March 31, 2014
Total Revenues	$357
Net Income	$53
The amounts of revenue and net income related to the acquisition that are included in our consolidated statements of operations and the pro forma financial information as if the acquisition had occurred on January 1, 2013, are presented in the following table. This pro forma information is presented for informational purposes only and is not necessarily indicative of what our actual results of operations would have been had the acquisition happened at such time.

Pro forma unaudited total revenues and net income of the combined entity had the acquisition date been January 1, 2013 are as follows:

	Three Months Ended March 31
	2014(1)	2013(2)
Total Revenues	$42,360	$30,821
Net Income	$1,843	$(2,724)
(1) Pro forma net income for the three months ended March 31, 2014 is adjusted to exclude $0.6 million of acquisition costs.
(2) Pro forma net loss for the three months ended March 31, 2013 is adjusted to include $0.6 million million of acquisition costs.

Augmentum Consulting, Ltd.
On May 2, 2013, the Company acquired a 51% controlling ownership interest in Augmentum Consulting, Ltd. ("Augmentum"), a London based search firm. This acquisition complements CTPartners' existing UK business in a variety of practice areas, provides increased competitive advantage and enhances growth opportunity.
The Company paid $1.5 million in cash on the acquisition date, recorded a seller note payable valued at $2.5 million, payable in two equal installments on August 31, 2014 and 2015, and a redeemable noncontrolling interest of $3.8 million. The aggregate maximum purchase price may be adjusted based on certain revenue targets over three years, not to exceed $8.2 million in total.
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
The Company has the right to call the remaining 49% interest in Augmentum after August 2, 2014, and Augmentum shareholders have the right to put the remaining 49% interest after September 1, 2014 if the call option has not been exercised, at a pre-determined price, adjustable based on Augmentum's performance. The put option expires on September 12, 2014, if not exercised, and the call option continues to exist indefinitely. The purchase price for the non-controlling interest is determined based on the same formula as contingent consideration, with maximum amount payable of $4.3 million, denominated in British pounds and translated at the rate in effect at the end of the reporting period. As of March 31, 2014, the redemption value of non-controlling interest was $4.1 million.

CTPARTNERS EXECUTIVE SEARCH INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(All tables in thousands, except share and per share amounts)

The fair value of contingent consideration and the fair value of noncontrolling interest, including the value of the put and the call options, is contingent upon the acquired business revenues, and was estimated through the use of the Monte Carlo model. These fair value measurements are based on significant inputs not observable in the market and thus represent a Level 3 measurement. These fair value measurements are based on (i) an assumed revenue forecast, (ii) an assumed discount rate of 6.5%, and (iii) assumed market volatility rate range of 10%-12.5% based on the volatility data for companies similar to Augmentum. The fair value of the note payable for contingent consideration recognized on the acquisition date is $2.5 million and the fair value of the redeemable noncontrolling interest is $3.8 million.
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
During the quarter ending March 31, 2013, the Company modified the terms of the Cheverny CEO Search, S.A. acquisition agreement, terminating all employment contingencies. As a result of the amendment, the Company recognized remaining post-combination compensation and incurred a non-recurring charge of $0.8 million relating to Cheverny CEO Search, S.A. post-combination compensation in the first quarter of 2013. The charge is included in compensation and benefits expenses in the consolidated statement of operations for the three months ended March 31, 2013.
Latin America
Effective January 2, 2012, the Company acquired CTPartners Latin America Inc., its independently-owned licensee that had been operating under the name of CTPartners in Latin America for the prior five years. The aggregate purchase price in the agreement was $10.5 million, which was paid in cash and the issuance of a non-interest bearing seller note for $5.3 million, due in equal installments of $2.6 million each on January 2, 2013 and January 2, 2014, respectively. A portion of the total purchase price was contingent upon the continued employment of certain key employees. The purchase agreement provides that the selling shareholders are required to repay to the Company up to the aggregate amount of $7.2 million if their employment terminates prior to the 36-month anniversary of the closing of the transaction. Therefore, the contingent portion of the purchase price was accounted for as compensation for post-combination services, and initially recognized over three years using the graded-vesting method. After accounting for a portion of the purchase price as post-combination compensation, the fair value of the consideration allocation to the assets and liabilities acquired was $3.0 million.
During the quarter ending March 31, 2013, the Company modified the terms of the Latin America acquisition agreement, terminating all employment contingencies. As a result of the amendment, the Company recognized the remaining post-combination compensation and incurred a non-recurring charge of $1.1 million relating to Latin America post-combination compensation in the first quarter of 2013. The charge is included in compensation and benefits expenses in the consolidated statement of operations for the three months ended March 31, 2013.

CTPARTNERS EXECUTIVE SEARCH INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(All tables in thousands, except share and per share amounts)

Note 3. Goodwill and Intangible Assets
Goodwill
Changes in the carrying value of goodwill for the three months ended March 31, 3014 are as follows:

Balance as of December 31, 2013	$5,811
Additions	3,753
Exchange rate fluctuation	163
Balance as of March 31, 2014	$9,727
Intangible Assets

The following is a summary of intangible assets at March 31, 2014:

	Amortizable Lives	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Amortized Intangible assets
Customer relationships	10 years	$3,238	$626	$2,612
Developed technology	10 years	1,430	128	1,302
Trade names	1 year	472	202	270
Other	3 years	85	26	59
		$5,225	$982	$4,243
Unamortized Intangible Assets
Trademarks				68
Total Intangible Assets				$4,311
Total amortization expense of intangible assets for the three months ended March 31, 2014 was $0.1 million, and for the three months ended March 31, 2013 was $0.1 million. Estimated aggregate future amortization expense for the following five years and thereafter is as follows:

Years ending December 31,	Estimated Aggregate Future Amortization Expense
2014	$463
2015	594
2016	502
2017	468
2018	468
Thereafter	1,748
$4,243

Note 4. Accounts Receivable
The Company extends unsecured credit to customers under normal trade agreements, which generally require payment upon invoice receipt. The allowance for doubtful accounts is based upon management's review of delinquent accounts and an assessment of the Company's historical evidence of collections. The Company also provides a reserve for billing adjustments based upon historical experience. The allowance for doubtful accounts and billing adjustments amounted to $1.7 million and $1.5 million at March 31, 2014, and December 31, 2013, respectively.

CTPARTNERS EXECUTIVE SEARCH INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(All tables in thousands, except share and per share amounts)

Note 5. Basic and Diluted Earnings Per Share
A reconciliation of the amounts used in the basic and diluted earnings per share computation is shown in the following table.

	Three Months Ended March 31
	2014	2013[1]
Numerator
Net income/(loss) attributable to the Company	$1,160	$(2,032)
Denominator
Basic weighted-average common shares	7,138,477	7,019,237
Effect of stock options and restricted stock	523,025	—
Diluted weighted-average common shares	7,661,502	7,019,237
Basic income/(loss) per common share	$0.16	$(0.29)
Diluted income/(loss) per common share	$0.15	$(0.29)

(1)	For the three months ended March 31, 2013, 135,169 restricted shares and 101,500 options are excluded as they are anti-dilutive to the net loss per common share.

Note 6. Leasehold Improvements and Equipment
The components of the leasehold improvements and equipment at March 31, 2014 and December 31, 2013 are as follows:

	March 31, 2014	December 31, 2013
Leasehold improvements	$3,235	$3,222
Office furniture, fixtures and equipment	3,129	3,050
Computer equipment and software	6,777	6,066
	13,141	12,338
Accumulated depreciation and amortization	(8,571)	(8,189)
	$4,570	$4,149
Depreciation and amortization expense relating to leasehold improvements and equipment for the three months ended March 31, 2014 was $0.4 million, and for the three months ended March 31, 2013 was $0.3 million.

Note 7. Long-Term Debt
Line of Credit. The Company is a party to a credit and security agreement (the “Fourth Amended and Restated Credit and Security Agreement” or “Credit Agreement”) with a bank which includes a revolving credit facility. The Credit Agreement, as amended, has been extended through April 30, 2016. Under the amended terms of the revolving credit facility, the Company may borrow an amount equal to the lesser of $17.0 million or the “Borrowing Base” (the Company’s eligible accounts receivable as defined in the Credit Agreement), with interest calculated at 325 basis points above the LIBOR rate as defined in the revolving Credit Agreement (the adjusted LIBOR rate), which was 3.405% at March 31, 2014. The Company had $15.0 million in borrowings on the revolving credit facility at March 31, 2014 and no borrowings at December 31, 2013. Additionally, the Company has issued letters of credit related to office lease agreements secured by the Credit Agreement in the amount of $3.4 million as of March 31, 2014, and $3.3 million at December 31, 2013. Available borrowings under the revolving credit facility were $2.0 million and $14.0 million at March 31, 2014 and December 31, 2013, respectively.
Notes Payable. Long-term debt consists of the following at March 31, 2014 and December 31, 2013:

CTPARTNERS EXECUTIVE SEARCH INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(All tables in thousands, except share and per share amounts)

	March 31, 2014	December 31, 2013
Notes payable - redemption of members’ units	$272	$310
Notes payable - seller financed acquisitions	5,640	5,637
Notes payable - other	56	110
	5,968	6,057
Less current portion of long-term debt	3,287	4,762
	$2,681	$1,295
Notes Payable — Redemption of Members’ Units. Prior to the conversion from a limited liability company to a corporation, the Company periodically purchased member units from former members, with payment in the form of notes, payable over five years. The total due on these notes amounted to $0.3 million at March 31, 2014 and December 31, 2013. The interest on the notes ranges from 2.66% to 5.00%. The carrying value of notes payable approximates its fair value.

Notes Payable — Seller Financed Acquisitions. During the year ended December 2013, the Company completed two acquisitions, and during the first quarter of 2014 the Company acquired Johnson Executive Search as further described in Note 2. The aggregate purchase price for these acquisitions was, in part, financed through seller notes.

The seller financed note payable associated with the Cheverny CEO Search, S.A. is a non-interest bearing note. As of March 31, 2014, $0.5 million was outstanding. The final installment is payable on July 12, 2014.

In conjunction with the acquisition of Augmentum, the Company recorded a note payable to the seller in connection with the contingent purchase price. The note was recorded at fair value at acquisition, and is re-measured every reporting period, as further described in Note 2 to the consolidated financial statements. As of March 31, 2014, $2.4 million is outstanding, payable in two equal installments on August 31, 2014 and August 31, 2015.

In conjunction with the acquisition of Johnson, the Company recorded a note payable to the seller in connection with the contingent consideration. The note was recorded at fair value at acquisition, and is re-measured every reporting period, as further described in Note 2 to the consolidated financial statements. As of March 31, 2014, $2.6 million is outstanding, payable in three installments on March 1, of 2015, 2016 and 2017.

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
A summary of the Company’s common stock subject to vesting provisions as of March 31, 2014, is presented below:

	Common	Weighted- Average Grant-Date
Non-Vested Common Stock	Stock	Fair Value
Non-vested common stock at December 31, 2013	227,159	$5.11
Granted	—	$—
Vested	(30,181)	$12.68
Forfeited	—	$—
Non-vested common stock at March 31, 2014	196,978	$4.01
Total share-based compensation expense related to vested shares was $0.1 million for the three months ended March 31, 2014, and $0.1 million for the three months ended March 31, 2013.
As of March 31, 2014, there was $0.8 million of unrecognized compensation expense related to shares subject to vesting provisions granted under the plan. This expense is expected to be recognized over a weighted-average period of 2.9 years.

CTPARTNERS EXECUTIVE SEARCH INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(All tables in thousands, except share and per share amounts)

In the first quarter of 2013, the Company granted an award subject to recapture provisions. Recapture provisions allow the Company to recapture a portion of stock if certain performance or service conditions are not met. A summary of the Company’s common stock subject to recapture provisions as of March 31, 2014, is presented below:

	Common	Weighted-Average Grant-Date
Common Stock Subject to Recapture	Stock	Fair Value
Common stock subject to recapture at December 31, 2013	7,019	$4.70
Granted	—	$—
Expiration of recapture provision	(2,340)	$4.70
Forfeited	—	$—
Common stock subject to recapture at March 31, 2014	4,679	$4.70
Total share-based compensation expense related to shares subject to recapture was $2,855 for the three months ended March 31, 2014, and $2,752 for the three months ended March 31, 2013.
As of March 31, 2014, there was $19,151 of unrecognized compensation expense related to shares subject to recapture granted under the plan. This expense is expected to be recognized over a weighted-average period of 1.7 years.
Non-qualified Stock Options —In April 2013 and December 2011, the Company authorized and granted 94,100 and 102,500 stock options to various employees under its 2010 Equity Incentive Plan. All options have an exercise price that is equal to the fair value of the Company’s common stock on the grant date. Options are subject to ratable vesting over a 2.9 year period, and compensation expense is recognized on a straight-line basis over the vesting period.
A summary of the Company’s non-qualified stock option activity for the three months ended March 31, 2014, is presented below:

	Number of Non- qualified Stock Options	Weighted Average Exercise Price Per Share	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value
Outstanding on December 31, 2013	195,600	$4.34	8.6	$247
Granted	—	$—	—	$—
Exercised	—	$—	—	$—
Expired	—	$—	—	$—
Forfeited	—	$—	—	$—
Outstanding on March 31, 2014	195,600	$4.34	8.4	$1,273
Exercisable on March 31, 2014	67,667	$5.35	—	$—
The aggregate intrinsic value is based upon the Company's closing stock price of $10.85 at March 31, 2014. The compensation expense related to the options was $31,448 for the three months ended March 31, 2014, and $19,097 for the three months ended March 31, 2013. As of March 31, 2014, there was $0.1 million of unrecognized compensation expense related to unvested non-qualified stock options, which is expected to be recognized over a weighted-average period of 1.5 years.
Employee Stock Purchase Program - The stock discount purchase program allows selected employees to purchase up to $0.1 million of the Company’s stock in lieu of cash bonuses, at a 15% discount to the NYSE MKT trading price of those shares. Shares are subject to ratable vesting over a three-year period, and compensation expense relating to the discount is recognized on a straight-line basis over the vesting

CTPARTNERS EXECUTIVE SEARCH INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(All tables in thousands, except share and per share amounts)

period. A summary of the Company's employee stock purchase program as of March 31, 2014, is presented below:

	Common	Weighted-Average Grant-Date
Employee Stock Purchase Program	Stock	Fair Value
Non-vested purchased employee stock at December 31, 2013	128,429	$4.09
Granted	—	$—
Vested	—	$—
Forfeited	—	$—
Non-vested common stock at March 31, 2014	128,429	$4.09
Compensation expense relating to the stock purchase discount program was $9,559 for the three months ended March 31, 2014. For the three months ended March 31, 2013, compensation expense relating to the stock purchase discount program was $5,515. As of March 31, 2014, there was $60,784 of unrecognized compensation expense related to shares subject to vesting provisions granted under the stock purchase discount program. This expense is expected to be recognized over a weighted-average period of 1.7 years.

Note 9. Enterprise Geographic Concentrations

The Company operates in four principal geographic regions: North America, EMEA, Asia Pacific and Latin America. The revenue by region, for the three months ended March 31, 2014, and 2013, is as follows:

	Three Months ended March 31, 2014	Three Months ended March 31, 2013
Revenue
North America	$23,666	$17,433
EMEA	10,585	6,681
Asia Pacific	2,458	1,721
Latin America	3,161	3,348
Net revenue before reimbursable expenses	39,870	29,183
Reimbursable expenses	1,088	800
Total	$40,958	$29,983

Identifiable assets by geographic concentrations are as follows:

	March 31, 2014	December 31, 2013
Identifiable Assets
North America	$37,209	$34,006
EMEA	15,991	13,979
Asia Pacific	223	3,562
Latin America	8,991	6,322
Global Operations Support	1,273	1,316
Total	$63,687	$59,185
Goodwill and other intangible assets, net:
Latin America	$2,445	$2,553
EMEA	7,716	7,004
Asia Pacific	3,877	—
Total	$14,038	$9,557

CTPARTNERS EXECUTIVE SEARCH INC.
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
Changes in reorganization reserves related to the plan described above for the three months ended March 31, 2014, are as follows:

Severance and other employee related costs
Balance at December 31, 2012	$152
Reorganization charges	782
Cash payments	(728)
Non-cash charges	(48)
Balance at December 31, 2013	$158
Reorganization charges	—
Cash payments	(96)
Non-cash charges	—
Balance at March 31, 2014	$62

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Management’s Discussion and Analysis of Financial Condition and Results of Operations as well as other sections of this quarterly report on Form 10-Q contain forward-looking statements. The Private Securities Litigation Reform Act of 1995 provides a safe harbor for forward-looking statements. The forward-looking statements are based on current expectations, estimates, forecasts and projections about the industry in which we operate and management’s beliefs and assumptions. Forward-looking statements may be identified by the use of words such as “expects,” “anticipates,” “intends,” “plans,” “believes,” “seeks,” “estimates,” “projects,” “forecasts,” and similar expressions. Forward-looking statements are not guarantees of future performance and involve certain known and unknown risks, uncertainties and assumptions that are difficult to predict. Actual outcomes and results may differ materially from what is expressed, forecasted or implied in the forward-looking statements. Factors that may affect the outcome of the forward-looking statements include, among other things, our expectations regarding our revenues, expenses and operations and our ability to sustain profitability; our ability to recruit and retain qualified executive search consultants to staff our operations appropriately; our ability to expand our customer base and relationships, especially given the off-limit arrangements we are required to enter into with certain of our clients; changes in the global economy and our ability to execute successfully through business cycles; our anticipated cash needs; our anticipated growth strategies and sources of new revenues; unanticipated trends and challenges in our business and the markets in which we operate; social or political instability in markets where we operate; the impact of foreign currency exchange rate fluctuations; price competition; the ability to forecast, on a quarterly basis, variable compensation accruals that ultimately are determined based on the achievement of annual results; the mix of profit and loss by country; and our ability to estimate accurately for purposes of preparing our consolidated financial statements. For more information on the factors that could affect the outcome of forward-looking statements, see Risk Factors in Item 1A of our annual report on Form 10-K, which was filed with the Securities and Exchange Commission on March 12, 2014. We caution the reader that the list of factors may not be exhaustive. We undertake no obligation to update publicly any forward-looking statements, whether as a result of new information, future events or otherwise.
Management’s Discussion and Analysis of Financial Condition and Results of operations has been prepared for the three-month periods ending March 31, 2014 and 2013.
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

First Quarter Overview
Net revenue for the three months ended March 31, 2014, increased $10.7 million while operating income improved to $1.7 million from a net loss of $3.2 million in the first quarter of 2013. Net income attributable to the Company for the three months ended March 31, 2014 was $1.2 million, an improvement over a loss of $2.0 million in the same quarter of 2013.
For the three months ended March 31, 2014, we were engaged to perform 441 searches. For the three months ended March 31, 2013, we were engaged to perform 348 searches. During the three months ended March 31, 2014, we placed candidates in 111 U.S. searches and in 168 non-U.S searches. For the three months ended March 31, 2013, we placed candidates in 120 U.S. searches and in 111 non-U.S. searches.
On an adjusted basis, net income, as defined in the reconciliation of non-GAAP measure, was $1.6 million for the three months ended March 31, 2014, as compared to adjusted net loss of $0.4 million for three months ended March 31, 2013.
On March 1, 2014, we acquired Johnson Executive Search ("Johnson"), the leading independent executive search and leadership advisory firm based in Sydney, Australia. We paid $2.3 million in cash on the acquisition date, and recorded a seller note payable valued at $2.5 million, payable over three years from the date of acquisition, and subject to adjustment based on certain revenue targets over three years.
Relevant data is set forth below:

Performance Metrics	Three months ended March 31, 2014	Three months ended March 31, 2013	Increase/ Decrease	Percentage Increase/ Decrease
	(in thousands, except number of search assignments and search consultants)
Number of new search assignments	441	348	93	26.7%
Number of executive search consultants (as of period end)	136	107	29	27.1%
Productivity, as measured by average annualized net revenue per executive search consultant (1)	$1,208	$1,101	$107	9.7%
Average revenue per executive search	$102	$90	$12	13.3%
(1)Productivity calculation is based on full time equivalent consultant headcount.
Adjusted Performance Measure, Excluding Non-Operational Charges
Management evaluates the Company’s performance based on Adjusted net income/(loss), Adjusted operating income, Adjusted net income/(loss) per share, Adjusted operating margin, Adjusted EBITDA and Adjusted EBITDA margin. These measures should not be viewed as substitutes for financial information determined in accordance with GAAP, nor are necessarily comparable to the non-GAAP performance measures that may be presented by other companies. We believe the presentation of these non-GAAP measures provides meaningful supplemental information regarding our performance, excluding certain charges that may not be indicative of our core operating results. We include these non-GAAP measures because we believe they are useful to investors in providing more transparency with respect to operational drivers of the business and the supplemental information used by management in evaluation of our ongoing operations.
We calculate Adjusted net income/(loss) as Net income/(loss) excluding the following charges which we do not believe are reflective of our operational results:

•	Post-combination compensation expense

•	Reorganization charges

•	Gain or loss on foreign currency related to funding of foreign subsidiaries

•	Fees and expenses incurred by us in connection with the restatement of our 2012 interim financial statements

•	Fees and expenses incurred in connection with acquisitions

•	Tax effect of the above adjustments
Adjusted operating income is defined as Adjusted net income/(loss) plus interest and tax expense/benefit.
We calculate Adjusted EBITDA as Adjusted Operating Income less depreciation and amortization expense.

We calculate Adjusted earnings/(loss) per common share using the weighted average shares outstanding amounts used in the calculation of diluted earnings per share in accordance with GAAP. Adjusted operating margin is calculated as Adjusted operating income divided by net revenues for the period. Adjusted EBITDA margin is calculated as Adjusted EBITDA divided by net revenues for the period.
The following table reconcile non-GAAP measures to net income:

	(in thousands, except per share amounts)
	Three Months Ended March 31
	2014	2013
CALCULATION OF "AS ADJUSTED" AND "ADJUSTED EBITDA" PERFORMANCE MEASURE
Net income/(loss)	$1,028	$(2,032)
Adjustments:
Post-combination compensation and reorganization expense	—	1,878
Foreign exchange loss/(gain) on funding of foreign subsidiaries	118	677
Costs incurred for restatement, acquisition and integration	779	212
Tax effect of the adjustments	(345)	(1,089)
Adjusted net income	$1,580	$(354)

Interest expense/(income)	49	54
Tax expense/(benefit)	986	(134)
Adjusted operating income	2,615	(434)
Depreciation and amortization	563	414
Adjusted EBITDA	3,178	(20)

Adjusted operating margin	6.6%	(1.5)%

Adjusted EBITDA margin	8.0%	(0.1)%

Earnings per common share, as adjusted	$0.21	$(0.05)
Use of non-GAAP measures: The table above contains selected financial information calculated other than in accordance with U.S. Generally Acceptable Accounting Principles (“GAAP”).
Results of Operations

Three-Month Period Ended March 31, 2014 Compared to Three-Month Period Ended March 31, 2013

Net Revenue. Net revenue increased $10.7 million, or 36.6%, to $39.9 million for the three-month period ended March 31, 2014 from $29.2 million for the three-month period ended March 31, 2013. The increase is driven by strong performance across all regions and practices, new hires and acquisitions.

Compensation and Benefits Expenses. Compensation and employee benefits expense increased $5.4 million or 22.2%, to $29.4 million for the three-month period ended March 31, 2014, from $24.1 million for the three-month period ended March 31, 2013. Excluding integration expense of $0.1 million in the first quarter of 2014, and the post-combination compensation charge of $1.9 million in the first quarter of 2013, compensation and benefits expense decreased to 73.5% of net revenue for the three-month period ended March 31, 2014, compared to 76.0% for the three-month period ended March 31, 2013.

The $7.1 million increase in compensation and benefits expense after adjustment for non-operational charges is principally due to a $6.2 million increase in consultant compensation as a result of increase in revenue.

General and Administrative Expenses. General and administrative expenses increased $0.3 million, to $8.6 million in 2014 from $8.3 million in 2013. Excluding non-operational charges defined in the reconciliation of non-GAAP measure, general and administrative expenses increased $0.5 million for the three months ended March 31, 2014, as compared to the three months ended March 31, 2013, but decreased from 25.3% of net revenue in the first quarter of 2013 to 19.7% in the first quarter of 2014. The increase is primarily a result of increase in marketing and amortization expense of the acquired intangible assets.

Operating Income/Loss. Operating income for the three months ended March 31, 2014 was $1.7 million, compared to an operating loss of $3.2 million for the three months ended March 31, 2013. Excluding non-operational charges of $0.9 million and $2.8 million for the three months ended March 31, 2014 and 2013, respectively, as defined in the reconciliation of Non-GAAP measures, on an adjusted basis, operating income for the three months ended March 31, 2014 was $2.6 million, as compared to an operating loss of $0.4 million for three months ended March 31, 2013.

Net Interest Expense. Net interest expense was $0.1 million for three months ended March 31, 2014 and 2013.

Income/Loss Before Taxes and Income Taxes. For the three months ended March 31, 2014, we recorded income before income taxes of $1.7 million and an income tax expense of $0.6 million, compared to a loss before income taxes of $3.3 million and an income tax benefit of $1.2 million in 2013. The Company's effective tax rate was 38.4% for the three months ended March 31, 2014 and 37.6% for the three months ended March 31, 2013.

Net income. Net income for the three months ended March 31, 2014 was $1.0 million, as compared to a net loss of $2.0 million for the three months ended March 31, 2013. Adjusted net income increased $1.9 million, to an adjusted net income of $1.6 million for the three months ended March 31, 2014, as compared to an adjusted net loss of $0.4 million for the three months ended March 31, 2013.

Net Loss Attributable to the Company. As fully described in Note 2 to the consolidated financial statements, we acquired a controlling interest in Augmentum. We allocated $0.1 million of net loss to the redeemable noncontrolling interest for the three months ended March 31, 2014. Net income attributable to the Company for the three months ended March 31, 2014 is $1.2 million as compared to net loss of $2.0 million for the same period in 2013.

Earnings/Loss per common share. Basic earnings per common share were $0.16 for the first quarter of 2014, diluted earnings per share were $0.15 for the same period, compared to basic and diluted loss per common share of $0.29 the first quarter of 2013. Adjusted earnings per common share was $0.21 for the three months ended March 31, 2014, an increase of $0.26 per share as compared to an adjusted loss per common share of $0.05 for the three months ended March 31, 2013.

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
The following table summarizes our cash flow for the periods shown:

	Three months ended March 31,
	2014	2013
Net cash used in operating activities	$(10,571)	$(12,646)
Net cash used in investing activities	(2,810)	(94)
Net cash used by financing activities	12,302	3,197
Net decrease in cash	$(1,079)	$(9,543)

Cash Flow from Operating Activities. Cash used in operating activities was $10.6 million in the three-month period ended March 31, 2014, a decrease of $2.1 million compared to cash used in operating activities of $12.6 million in the three-month period ended March 31, 2013. The decrease is primarily due to an increase of $1.2 million in net income, excluding post combination compensation charges. The remainder is attributable to the net timing differences within working capital.

Cash from Investing Activities. For the three-month period ended March 31, 2014, cash used in investing activities was $2.8 million compared to $0.1 million for the three-month period ended March 31, 2013. For the three-month period ended March 31, 2014, the cash used in investing activities was principally due to the acquisition of Johnson Executive Search, capital expenditures and issuance of notes receivable, offset by a repayment of notes receivable.

Cash from Financing Activities. For the three-month period ended March 31, 2014, cash provided by financing activities was $12.3 million, comprised of $15.0 million borrowing on the line of credit, offset by a $2.7 million payment of principal on long term debt For the three-month period ended March 31, 2013, cash used in financing activities was $3.2 million, comprised of $5.9 million in proceeds from our revolving credit facility offset by $2.7 million payment of principal on long term debt.

Under our credit facility agreement, which we have amended to extend on existing terms through April 30, 2016 and increase the borrowing capacity to $17.0 million, we may borrow U.S. dollars at LIBOR plus 3.25%. The borrowings outstanding under our credit facility were $15.0 million at March 31, 2014. There were no borrowings at December 31, 2013. As of March 31, 2014, we had $2 million available to borrow. As of December 31, 2013, we had $14.0 million available to borrow. The Company is required to maintain specified leverage and fixed charge coverage ratios as defined in the Credit Agreement. As of March 31, 2014 and December 31, 2013, the Company was in compliance with the covenants under the existing line of credit and no events of default existed.

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
As of March 31, 2014, we carried out an evaluation, under the supervision and with the participation of our management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed in the reports we file, or submit, under the Exchange Act is recorded, processed, summarized and reported as and when required.
There were no changes in our internal control over financial reporting identified in the evaluation described in the preceding paragraph that occurred during the first quarter of 2014 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION
Item 2. Unregistered Sale of Equity Securities and Use of Proceeds
Issuer Purchases of Equity Securities
The following table presents the number of shares purchased monthly under the Company’s stock repurchase program for the three-month period ended March 31, 2014.

	(in thousands)
Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plan	Approximate Dollar Value of Shares That May Yet Be Purchased Under The Plan
January 1, 2014 - January 31, 2014	—	$—	—	$1,002
February 1, 2014 - February 28, 2014	—	—	—	1,002
March 1, 2014 - March 31, 2014	—	—	—	1,002
Total	—	$—	—
On January 19, 2012, the Company’s Board of Directors authorized a new share repurchase program (“2012 Share Repurchase Program”) to acquire up to $1.0 million of the Company’s outstanding shares of common stock in open-market, privately negotiated transactions and block trades. The 2012 Share Repurchase Program extended the previous program which was authorized in August 2011 (“2011 Share Repurchase Program”). The Company repurchased a cumulative amount of $998,701 under the 2011 Share Repurchase Program. The Board of Directors authorized a new share repurchase program ("2014 Share Repurchase Program") in January, 2014. The 2014 Share Repurchase Program authorizes the company to acquire up to $1.0 million of common stock. No shares were repurchased during the three months ended March 31, 2014.

Item 5. Other Information

None.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
CTPartners Executive Search Inc.

By: /s/ WILLIAM J. KENEALLY
William J. Keneally
Chief Financial Officer
Date: May 8, 2014

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