Form 10-Q
period 2014-06-30
CTPARTNERS EXECUTIVE SEARCH INC.
filed 2014-07-30
CIK 1439199

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For quarterly period ended June 30, 2014
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

Large Accelerated Filer	☐	Accelerated Filer	☐	Non-Accelerated Filer	☐	Smaller Reporting Company	☒
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    ☐  Yes    ☒  No
The number of the registrant’s common shares outstanding as of July 28, 2014 was 7,247,777.

	Description	Page

PART I. Financial Information

Item 1.	Condensed Consolidated Financial Statements	3
	Condensed Consolidated Balance Sheets as of June 30, 2014 and December 31, 2013 (unaudited)	3
	Condensed Consolidated Statements of Operations for the three and six months ended June 30, 2014 and 2013 (unaudited)	4
	Condensed Consolidated Statements of Comprehensive Income (Loss) for the three and six months ended June 30, 2014 and 2013 (unaudited)	5
	Condensed Consolidated Statements of Cash Flows for the six months ended June 30, 2014 and 2013 (unaudited)	6
	Notes to Condensed Consolidated Financial Statements	8
Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	18
Item 4.	Controls and Procedures	23

Part II. Other Information

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	24
Item 5.	Other Information	24
	Signatures	25
Item 6.	Exhibits	26
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
	EX - 101.LAB XBRL LABEL LINKBASE DOCUMENT
	EX - 101.PRE XBRL PRESENTATION LINKBASE DOCUMENT

PART I. Financial Information

Item 1. Condensed Consolidated Financial Statements

CTPARTNERS EXECUTIVE SEARCH INC.
CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)
(in thousands, except share and per share amounts)

	June 30, 2014	December 31, 2013
Assets
Current Assets
Cash	$6,620	$5,654
Accounts receivable, net	38,271	26,381
Other receivables	413	433
Prepaid expenses	3,796	3,974
Deferred income taxes	3,547	3,184
Other	3,641	4,411
Total current assets	56,288	44,037
Non-current assets
Leasehold improvements and equipment, net	4,969	4,149
Goodwill	10,317	5,811
Intangibles, net	4,179	3,746
Other assets	5,508	5,517
Deferred income taxes	6,107	5,482
	$87,368	$68,742
Liabilities and Stockholders’ Equity
Current Liabilities
Current portion of long-term debt	$3,143	$4,762
Line of credit	12,168	—
Accounts payable	3,557	3,813
Accrued compensation	28,879	25,201
Accrued business taxes	2,136	2,079
Income taxes payable	2,750	710
Accrued expenses	3,047	5,571
Total current liabilities	55,680	42,136
Long-Term Liabilities
Long-term debt, less current maturities	2,799	1,295
Deferred rent, less current maturities	841	1,050
Total long-term liabilities	3,640	2,345
Redeemable noncontrolling interest	4,220	4,088
Stockholders’ Equity
Preferred stock: 1,000,000 shares authorized, no shares issued and outstanding	—	—
Common stock: $0.001 par value, 15,000,000 shares authorized, 7,680,635 and 7,540,821 shares issued; 7,247,777 and 7,110,292 shares outstanding at June 30, 2014 and December 31, 2013, respectively	8	8
Additional paid-in capital	38,075	37,778
Accumulated deficit	(10,980)	(14,242)
Accumulated other comprehensive loss, net of tax	(1,136)	(1,275)
Treasury stock at cost 432,858 shares at June 30, 2014 and 430,529 at December 31, 2013.	(2,139)	(2,096)
Total stockholders' equity	23,828	20,173
	$87,368	$68,742
See Notes to Consolidated Financial Statements.

CTPARTNERS EXECUTIVE SEARCH INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
(in thousands except share and per share amounts)

	Three months ended June 30,		Six months ended June 30,
	2014	2013	2014	2013
Revenue
Net revenue	$45,113	$34,223	$84,983	$63,406
Reimbursable expenses	1,256	1,142	2,344	1,942
Total revenue	46,369	35,365	87,327	65,348
Operating expenses
Compensation and benefits	32,832	26,240	62,252	50,307
General and administrative	8,421	8,349	17,032	16,630
Reimbursable expenses	1,428	1,255	2,637	2,092
Total operating expenses	42,681	35,844	81,921	69,029
Operating income/(loss)	3,688	(479)	5,406	(3,681)
Interest expense, net	(79)	(65)	(128)	(119)
Income/(loss) before income taxes	3,609	(544)	5,278	(3,800)
Income tax (expense)/benefit	(1,391)	220	(2,032)	1,443
Net income/(loss)	2,218	(324)	3,246	(2,357)
Net (income)/loss attributable to redeemable noncontrolling interest	(116)	(58)	16	(58)
Net income/(loss) attributable to the Company	$2,102	$(382)	$3,262	$(2,415)

Basic income/(loss) per common share	$0.29	$(0.05)	$0.46	$(0.34)
Diluted income/(loss) per common share	$0.27	$(0.05)	$0.43	$(0.34)
Basic weighted average common shares	7,197,341	7,035,919	7,168,072	7,027,120
Diluted weighted average common shares	7,659,910	7,035,919	7,659,957	7,027,120
See Notes to Condensed Consolidated Financial Statements.

CTPARTNERS EXECUTIVE SEARCH INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS) (UNAUDITED)
(In Thousands)

	Three Months Ended June 30,		Six months ended June 30,
	2014	2013	2014	2013
Net income/(loss)	$2,218	$(324)	$3,246	$(2,357)
Other comprehensive income/(loss), net of tax
Foreign currency translation adjustments	53	(79)	139	(11)
Comprehensive income/(loss)	2,271	(403)	3,385	(2,368)
Comprehensive loss attributable to redeemable noncontrolling interest	(116)	(58)	16	(58)
Comprehensive income/(loss) attributable to the Company	$2,155	$(461)	$3,401	$(2,426)
See Notes to Condensed Consolidated Financial Statements.

CTPARTNERS EXECUTIVE SEARCH INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(In thousands)

	For the Six Months Ended June 30
	2014	2013
Cash Flows From Operating Activities
Net income/(loss)	$3,246	$(2,357)
Adjustments to reconcile net income/(loss) to net cash used in operating activities
Depreciation and amortization	1,174	846
Reorganization charges	—	33
Share-based compensation	313	377
Amortization of discount on seller notes	9	61
Amortization of post-combination compensation	—	1,878
Deferred income taxes	(971)	(522)
Changes in operating assets and liabilities, net of effect of acquired businesses:
Accounts receivable, net	(11,211)	(5,938)
Prepaid expenses	687	208
Income taxes receivable	—	(1,555)
Other assets and receivables	314	(1,375)
Accounts payable	(736)	470
Accrued compensation	3,561	(2,771)
Accrued business taxes	33	148
Income taxes payable	2,049	(395)
Accrued expenses	(2,580)	(191)
Deferred rent	(173)	(216)
Net cash used in operating activities	(4,285)	(11,299)
Cash Flows From Investing Activities
Acquisition of businesses	(2,712)	(833)
Purchase of leasehold improvements and equipment	(1,182)	(242)
Notes receivable issued	(1,051)	—
Repayment of notes receivable	1,000	—
Net cash used in investing activities	(3,945)	(1,075)
Cash Flows From Financing Activities
Principal payments on long-term debt	(2,779)	(2,704)
Net proceeds from line of credit	12,168	4,568
Net cash provided by financing activities	9,389	1,864
Net (increase)/decrease in cash	1,159	(10,510)
Effect of foreign currency on cash	(193)	253
Cash:
Beginning	5,654	15,947
Ending	$6,620	$5,690

CTPARTNERS EXECUTIVE SEARCH INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED) (Continued)
(In thousands)

	For the Six Months Ended June 30
	2014	2013
Supplemental Disclosure of Non-Cash Investing Activities
Acquisition of businesses
Total identifiable assets acquired and liabilities assumed	$1,106	$2,717
Goodwill	4,129	5,122
Deferred post-combination compensation	—	—
Aggregate purchase price per purchase agreement	$5,235	$7,839
Seller note	(2,523)	(2,490)
Redeemable noncontrolling interest	—	(3,849)
Cash paid for acquisition of businesses	$2,712	$1,500
Less cash acquired	—	(667)
Cash paid for acquisition of a business net of cash acquired	$2,712	$833

Forgiveness of notes receivable	$117	—

Supplemental Disclosure of Non-Cash Financing Activities
Seller financing of fixed asset additions	$—	(518)
Employee discount stock purchase award in lieu of cash compensation	—	275
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
Principles of Consolidation - The accompanying unaudited condensed consolidated financial statements include the accounts of CTPartners Executive Search Inc., together with its subsidiaries and have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information, and with the instructions to Form10-Q and the requirements of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statement presentation.
In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and six months ended June 30, 2014, are not necessarily indicative of the results that may be expected for the year ended December 31, 2014.
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
Goodwill - Goodwill represents the excess of the purchase price over the fair value of assets acquired and liabilities assumed, if any. The goodwill impairment test compares the fair value of a reporting unit with its carrying amount, including goodwill. If the carrying amount of a reporting unit exceeds its fair value, goodwill of the reporting unit would be considered impaired. To measure the amount of the impairment loss, the implied fair value of a reporting unit’s goodwill is compared to the carrying amount of that goodwill. If the carrying amount of a reporting unit’s goodwill exceeds the implied fair value of that goodwill, an impairment loss is indicated. For this test, the fair value of the Company’s relevant reporting unit is determined using a combination of valuation techniques, including a discounted cash flow methodology. The Company performs an impairment test annually, in the fourth quarter of the fiscal year. As of June 30, 2014, there were no indicators of impairment with respect to the Company’s goodwill.
Intangible Assets - Intangible assets primarily consist of customer relationships and developed technology and are recorded at their estimated fair value at the date of acquisition and are amortized using the straight-line method over their estimated useful lives. For intangible assets not subject to amortization, an impairment loss is recognized if the carrying amount of the intangible assets is not recoverable and exceeds fair value. The carrying amount of the intangible assets is considered not recoverable if it exceeds the sum of the undiscounted cash flows expected to result from use of the asset. As of June 30, 2014, there were no indicators of impairment with respect to the Company’s intangible assets.
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

CTPARTNERS EXECUTIVE SEARCH INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(All tables in thousands, except share and per share amounts)

The components of accumulated other comprehensive loss, net of tax, are as follows:

	June 30, 2014	December 31, 2013
Foreign currency translation adjustments	$(949)	$(1,088)
Other	(187)	(187)
	$(1,136)	$(1,275)
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
Foreign Currency Translation - Venezuela - The Company has a subsidiary in Venezuela. The economy in Venezuela has had significant inflation in the last several years. At the time of the acquisition, the Venezuelan economy was designated as highly inflationary, and is accounted for pursuant to accounting guidance for highly inflationary economies. Therefore, the U.S. dollar is designated to be the functional currency of our Venezuelan operations, and any gain or loss resulting from foreign currency translation is reflected in the general and administrative expenses in Company's results of operations.
The Venezuelan government has maintained currency controls and a fixed official exchange rate since February 2003. In June 2010, The Venezuelan Central Bank began operating the Transaction System for Foreign Currency Denominated Securities (SITME), which established a "banded" exchange rate of 5.3 bolivars to the U.S. dollar. In 2011, CADIVI, Commission for the Administration of Currency Exchange, established an official exchange rate of 4.30 bolivars to U.S. dollar, which was available in parallel with SITME rate. In February 2013, the Venezuelan government set a new official exchange rate of 6.3 bolivars to the U.S. dollar ("Official Rate") and abolished SITME rate. In March 2013, the Venezuelan government created the Complimentary System of Foreign Currency Acquirement ("SICAD 1"). SICAD 1 is an auction system and allows entities in specific sectors to bid for U.S. dollars.
As of June 30, 2014 SICAD rate was 10.6 bolivars to the U.S. dollar. On February 19, 2014, the Venezuelan government announced plans for another currency exchange mechanism, referred to as “SICAD 2,” which allows authorized foreign exchange operators, such as regulated banks and capital market brokers, to act as intermediaries in the sale of acquisitions of foreign currency. Once regulated, this may facilitate easier access to foreign currency. The SICAD 2 rate is intended to more closely resemble a market-driven exchange rate compared to the rates provided by Venezuela’s other regulated exchange mechanisms. SICAD 2 became effective on March 24, 2014 and the approximate SICAD 2 rate as of June 30, 2014 was 50 bolivars to the U.S. dollar.
As of June 30, 2014, there were three legal exchange mechanisms administered by the Venezuelan government, each with a different exchange rate. The recent introduction of the variable SICAD 1 an SICAD 2 mechanisms requires reporting entities to exercise considerable judgment to determine which rate to utilize to remeasure their bolivar denominated monetary assets and liabilities, and to record revenue and expenses. The Company believes that there is significant uncertainty pertaining to the nature of transactions that flow through SICAD 1 auction and how SICAD 1 will operate in the future. The number of SICAD 2 auctions held to date is very limited, and the Company does not intend to utilize SICAD 2 at the prevailing exchange rates. The Company believes that the official rate of 6.3 bolivars to the U.S. dollar remains legally available to us, and therefore continued to measure its bolivar denominated assets, liabilities and associated transactions at the official rate of 6.3. As of June 30, 2014 the Company had $1.8 million of bolivar denominated assets and $0.7 million of bolivar denominated liabilities.
Reclassifications - Certain items in the 2013 condensed consolidated financial statements have been reclassified to conform to the 2014 presentation.

CTPARTNERS EXECUTIVE SEARCH INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(All tables in thousands, except share and per share amounts)

Note 2. Acquisitions
Johnson Executive Search
On March 1, 2014, the Company acquired Johnson Executive Search ("Johnson"), an independent executive search and leadership advisory firm based in Sydney, Australia. The firm works with clients in the Financial Services, Legal and Professional Services, Technology and Communications, Consumer and Industrial sectors. This acquisition expands the Company's presence in Asia-Pacific region.

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
The acquisition of Johnson includes a contingent consideration arrangement that allows for adjustment of payments based upon achievement of certain revenue targets over the next three years. The fair value of contingent consideration is based upon the future revenues attributable to the acquired business, and was estimated through the use of the Monte Carlo model. The fair value measurement is based on significant inputs not observable in the market and thus represents a Level 3 measurement. These fair value measurements are based on (i) an assumed revenue forecast, (ii) an assumed discount rate of 8.5%, and (iii) assumed market volatility rate range of 10%. The fair value of the note payable for contingent consideration recognized on the acquisition date is $2.5 million.
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
The Company incurred acquisition related costs of $0.6 million, which were recorded as general and administrative expenses in the consolidated statements of operations for the six months ended June 30, 2014.
The total revenues and net income attributable to the acquisition, since the acquisition date, included in the consolidated statements of operations for the six months ended June 30, 2014 are as follows:

	Three Months Ended June 30, 2014	Six Months Ended June 30, 2014
Total Revenues	$1,127	$1,484
Net Income	$(255)	$(202)

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

Pro forma unaudited total revenues and net income of the combined entity had the acquisition date been January 1, 2013 are as follows:

	Three Months Ended June 30		Six Months Ended June 30
	2014	2013	2014(1)	2013(2)
Total Revenues	$46,369	$38,990	$88,728	$69,811
Net Income	$2,218	$(997)	$3,944	$(3,721)
(1) Pro forma net income for the six months ended June 30, 2014 is adjusted to exclude $0.6 million of acquisition costs.
(2) Pro forma net loss for the six months ended June, 2013 is adjusted to include $0.6 million million of acquisition costs and $0.1 million of amortization costs.

Augmentum Consulting, Ltd.
On May 2, 2013, the Company acquired a 51% controlling ownership interest in Augmentum Consulting, Ltd. ("Augmentum"), a London based search firm. This acquisition complements CTPartners' existing UK business in a variety of practice areas, provides increased competitive advantage and enhances growth opportunity.
The Company paid $1.5 million in cash on the acquisition date, recorded a seller note payable valued at $2.5 million, payable in two equal installments on August 31, 2014 and 2015, and a redeemable noncontrolling interest of $3.8 million. The aggregate maximum purchase price may be adjusted based on certain revenue targets over three years, not to exceed $8.5 million in total.
The acquisition of Augmentum includes a contingent consideration arrangement that allows for adjustment of payments based upon achievement of certain revenue targets over the next three years. The range of undiscounted amounts that the Company could pay for the contingent part of its 51% controlling ownership interest is between zero and $3.0 million, denominated in British pounds and translated at the rate in effect at the end of reporting period.
The Company has the right to call the remaining 49% interest in Augmentum after August 2, 2014, and Augmentum shareholders have the right to put the remaining 49% interest after September 1, 2014 if the call option has not been exercised, at a pre-determined price, adjustable based on Augmentum's performance. The put option expires on September 12, 2014, if not exercised, and the call option continues to exist indefinitely. The purchase price for the non-controlling interest is determined based on the same formula as contingent consideration, with maximum amount payable of $4.4 million, denominated in British pounds and translated at the rate in effect at the end of the reporting period. As of June 30, 2014, the redemption value of non-controlling interest was $4.2 million.
The fair value of contingent consideration and the fair value of noncontrolling interest, including the value of the put and the call options, is contingent upon the future revenues attributable to the acquired business, and was estimated through the use of the Monte Carlo model. These fair value measurements are based on significant inputs not observable in the market and thus represent a Level 3 measurement. These fair value measurements are based on (i) an assumed revenue forecast, (ii) an assumed discount rate of 6.5%, and (iii) assumed market volatility rate range of 10%-12.5% based on the volatility data for companies similar to Augmentum. The fair value of the note payable for contingent consideration recognized on the acquisition date was $2.5 million and the fair value of the redeemable noncontrolling interest was $3.8 million.
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
Cheverny CEO Search, S.A.
On October 10, 2012, the Company completed an acquisition of Cheverny CEO Search, S.A., a Paris, France based search firm focused on executive recruiting. The first payment of $0.5 million was made in cash on the acquisition date, and a non-interest bearing seller note was issued for the remainder of the purchase price. The note was payable in two equal installments of $0.5 million each on July 12, 2013 and July 12, 2014. A portion of the total purchase price was contingent upon the continued employment certain shareholders of the acquiree. Therefore, the contingent portion of the purchase price was accounted for as compensation for post-combination services, recognized over the requisite service period using the graded-vesting method.

CTPARTNERS EXECUTIVE SEARCH INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(All tables in thousands, except share and per share amounts)

During the quarter ending March 31, 2013, the Company modified the terms of the Cheverny CEO Search, S.A. acquisition agreement, terminating all employment contingencies. As a result of the amendment, the Company recognized remaining post-combination compensation and incurred a non-recurring charge of $0.8 million relating to Cheverny CEO Search, S.A. post-combination compensation in the first quarter of 2013. The charge is included in compensation and benefits expenses in the consolidated statement of operations for the six months ended June 30, 2013.
Latin America
Effective January 2, 2012, the Company acquired CTPartners Latin America Inc., its independently-owned licensee that had been operating under the name of CTPartners in Latin America for the prior five years. The aggregate purchase price in the agreement was $10.5 million, which was paid in cash and the issuance of a non-interest bearing seller note for $5.3 million, due in equal installments of $2.6 million each on January 2, 2013 and January 2, 2014, respectively. A portion of the total purchase price was contingent upon the continued employment of certain key shareholders. The purchase agreement provides that the selling shareholders are required to repay to the Company up to the aggregate amount of $7.2 million if their employment terminates prior to the 36-month anniversary of the closing of the transaction. Therefore, the contingent portion of the purchase price was accounted for as compensation for post-combination services, and initially recognized over three years using the graded-vesting method. After accounting for a portion of the purchase price as post-combination compensation, the fair value of the consideration allocation to the assets and liabilities acquired was $3.0 million.
During the quarter ending March 31, 2013, the Company modified the terms of the Latin America acquisition agreement, terminating all employment contingencies. As a result of the amendment, the Company recognized the remaining post-combination compensation and incurred a non-recurring charge of $1.1 million relating to Latin America post-combination compensation in the first quarter of 2013. The charge is included in compensation and benefits expenses in the consolidated statement of operations for the six months ended June 30, 2013.

Note 3. Goodwill and Intangible Assets
Goodwill
Changes in the carrying value of goodwill for the six months ended June 30, 3014 are as follows:

Balance as of December 31, 2013	$5,811
Additions	4,129
Exchange rate fluctuation	377
Balance as of June 30, 2014	$10,317
Intangible Assets

The following is a summary of intangible assets at June 30, 2014:

	Amortizable Lives	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Amortized Intangible assets
Customer relationships	10 years	$3,210	$669	$2,541
Developed technology	10 years	1,459	169	1,290
Trade names	1 year	483	256	227
Other	3 years	87	34	53
		$5,239	$1,128	$4,111
Unamortized Intangible Assets
Trademarks				68
Total Intangible Assets				$4,179
Total amortization expense of intangible assets for the three months and six months ended June 30, 2014 was $0.2 million and $0.4 million respectively, and for the three and six months ended June 30, 2013 was $0.1 million and $0.2 million respectively. Estimated aggregate future amortization expense for the following five years and thereafter is as follows:

CTPARTNERS EXECUTIVE SEARCH INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(All tables in thousands, except share and per share amounts)

Years ending December 31,	Estimated Aggregate Future Amortization Expense
2014	$357
2015	620
2016	487
2017	461
2018	461
Thereafter	1,725
$4,111

Note 4. Accounts Receivable
The Company extends unsecured credit to customers under normal trade agreements, which generally require payment upon invoice receipt. The allowance for doubtful accounts is based upon management's review of delinquent accounts and an assessment of the Company's historical evidence of collections. The Company also provides a reserve for billing adjustments based upon historical experience. The allowance for doubtful accounts and billing adjustments amounted to $2.1 million and $1.5 million at June 30, 2014, and December 31, 2013, respectively.

Note 5. Basic and Diluted Earnings Per Share
A reconciliation of the amounts used in the basic and diluted earnings per share computation is shown in the following table.

	Three Months Ended June 30		Six Months Ended June 30
	2014	2013[1]	2014	2013[1]
Numerator
Net income/(loss) attributable to the Company	$2,102	$(382)	$3,262	$(2,415)
Denominator
Basic weighted-average common shares	7,197,341	7,035,919	7,168,072	7,027,120
Effect of stock options and restricted stock	462,569	—	491,885	—
Diluted weighted-average common shares	7,659,910	7,035,919	7,659,957	7,027,120
Basic income/(loss) per common share	$0.29	$(0.05)	$0.46	$(0.34)
Diluted income/(loss) per common share	$0.27	$(0.05)	$0.43	$(0.34)

(1)
For the three months and six months ended June 30, 2014, 93,907 and 47,213 options are excluded as the stock price on the last day of the quarter was below strike price. For the three months ended June 30, 2013, 246,454 restricted shares and 75,488 stock options are excluded as they are anti-dilutive to the net loss per common share. For the six months ended June 30, 2013, 187,742 restricted shares and 37,952 stock options are excluded, as they are anti-dilutive to the net loss per common share.

CTPARTNERS EXECUTIVE SEARCH INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(All tables in thousands, except share and per share amounts)

Note 6. Leasehold Improvements and Equipment
The components of the leasehold improvements and equipment at June 30, 2014 and December 31, 2013 are as follows:

	June 30, 2014	December 31, 2013
Leasehold improvements	$3,534	$3,222
Office furniture, fixtures and equipment	3,350	3,050
Computer equipment and software	7,088	6,066
	13,972	12,338
Accumulated depreciation and amortization	(9,003)	(8,189)
	$4,969	$4,149
Depreciation and amortization expense relating to leasehold improvements and equipment for the three and six months ended June 30, 2014 was $0.4 million and $0.8 million respectively, and for the three and six months ended June 30, 2013 was $0.3 million and $0.6 million respectively.

Note 7. Long-Term Debt
Line of Credit. The Company is a party to a credit and security agreement (the “Fourth Amended and Restated Credit and Security Agreement” or “Credit Agreement”) with a bank which includes a revolving credit facility. The Credit Agreement, as amended, has been extended through April 30, 2016. Under the amended terms of the revolving credit facility, the Company may borrow an amount equal to the lesser of $17.0 million or the “Borrowing Base” (the Company’s eligible accounts receivable as defined in the Credit Agreement), with interest calculated at 325 basis points above the LIBOR rate as defined in the revolving Credit Agreement (the adjusted LIBOR rate), which was 3.404% at June 30, 2014. The Company had $12.2 million in borrowings on the revolving credit facility at June 30, 2014 and no borrowings at December 31, 2013. Additionally, the Company has issued letters of credit related to office lease agreements secured by the Credit Agreement in the amount of $3.8 million as of June 30, 2014, and $3.3 million at December 31, 2013. Available borrowings under the revolving credit facility were $4.8 million and $14.0 million at June 30, 2014 and December 31, 2013, respectively.
Notes Payable. Long-term debt consists of the following at June 30, 2014 and December 31, 2013:

	June 30, 2014	December 31, 2013
Notes payable - redemption of members’ units	$234	$310
Notes payable - seller financed acquisitions	5,695	5,637
Notes payable - other	13	110
	5,942	6,057
Less current portion of long-term debt	3,143	4,762
	$2,799	$1,295
Notes Payable — Redemption of Members’ Units. Prior to the conversion from a limited liability company to a corporation, the Company periodically purchased member units from former members, with payment in the form of notes, payable over 5 years. The total due on these notes amounted to $0.2 million at June 30, 2014, and 0.3 million at December 31, 2013. The interest on the notes ranges from 2.66% to 5.00%. The carrying value of notes payable approximates its fair value.

Notes Payable — Seller Financed Acquisitions. During the year ended December 2013, the Company completed two acquisitions, and during the first quarter of 2014 the Company acquired Johnson Executive Search as further described in Note 2. The aggregate purchase price for these acquisitions was, in part, financed through seller notes.

The seller financed note payable associated with the Cheverny CEO Search, S.A. is a non-interest bearing note. As of June 30, 2014, $0.5 million was outstanding. The final installment is payable on July 12, 2014.

In conjunction with the acquisition of Augmentum, the Company recorded a note payable to the seller in connection with the contingent purchase price. The note was recorded at fair value at acquisition, and is re-measured every reporting period, as further described in Note 2 to the consolidated financial statements. As of June 30, 2014, $2.4 million is outstanding, payable in two equal installments on August 31, 2014 and August 31, 2015.

CTPARTNERS EXECUTIVE SEARCH INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(All tables in thousands, except share and per share amounts)

In conjunction with the acquisition of Johnson, the Company recorded a note payable to the seller in connection with the contingent consideration. The note was recorded at fair value at acquisition, and is re-measured every reporting period, as further described in Note 2 to the consolidated financial statements. As of June 30, 2014, $2.6 million is outstanding, payable in three installments on March 1, of 2015, 2016 and 2017.

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
A summary of the Company’s common stock subject to vesting provisions as of June 30, 2014, is presented below:

	Common	Weighted- Average Grant-Date
Non-Vested Common Stock	Stock	Fair Value
Non-vested common stock at December 31, 2013	227,159	$5.11
Granted	—	$—
Vested	(88,849)	$6.67
Forfeited	—	$—
Non-vested common stock at June 30, 2014	138,310	$4.19
Total share-based compensation expense related to vested shares was $0.1million and $0.2 million for the three and six months ended June 30, 2014, respectively, and $0.2 million and $0.3 million for the three and six months ended June 30, 2013, respectively.
As of June 30, 2014, there was $0.7 million of unrecognized compensation expense related to shares subject to vesting provisions granted under the plan. This expense is expected to be recognized over a weighted-average period of 2.8 years years.
In the first quarter of 2013, the Company granted an award subject to recapture provisions. Recapture provisions allow the Company to recapture a portion of stock if certain performance or service conditions are not met. A summary of the Company’s common stock subject to recapture provisions as of June 30, 2014, is presented below:

	Common	Weighted-Average Grant-Date
Common Stock Subject to Recapture	Stock	Fair Value
Common stock subject to recapture at December 31, 2013	7,019	$4.70
Granted	—	$—
Expiration of recapture provision	(2,340)	$4.70
Forfeited	—	$—
Common stock subject to recapture at June 30, 2014	4,679	$4.70
Total share-based compensation expense related to shares subject to recapture was $2,829 and $5,684 for the three and six months ended June 30, 2014, respectively, and $2,722 and $5,473 for the three and six months ended June 30, 2013.
As of June 30, 2014, there was $16,321 of unrecognized compensation expense related to shares subject to recapture granted under the plan. This expense is expected to be recognized over a weighted-average period of 1.5 years.
Non-qualified Stock Options —In April 2014, April 2013 and December 2011, the Company authorized and granted 105,500, 94,100, and 102,500 stock options to various employees under its 2010 Equity Incentive Plan. All options have an exercise price that is equal to the fair value of the Company’s common stock on the grant date. Options are subject to ratable vesting over a three year period, and compensation expense is recognized on a straight-line basis over the vesting period.

CTPARTNERS EXECUTIVE SEARCH INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(All tables in thousands, except share and per share amounts)

A summary of the Company’s non-qualified stock option activity for the six months ended June 30, 2014, is presented below:

	Number of Non- qualified Stock Options	Weighted Average Exercise Price Per Share	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value
Outstanding on December 31, 2013	195,600	$4.34	8.6	$247
Granted	105,500	$10.40	9.8	$—
Exercised	(2,000)	$5.00	—	$—
Expired	—	$—	—	$—
Forfeited	(1,500)	$4.65	—	$—
Outstanding on June 30, 2014	297,600	$6.48	8.7	$964
Exercisable on June 30, 2014	127,400	$4.33	—	$—
The aggregate intrinsic value is based upon the Company's closing stock price of $9.35 at June 30, 2014. The compensation expense related to the options was $74,465 and $105,913 for the three and six months ended June 30, 2014, respectively, and $31,447 and $50,545 for the three and six months ended June 30, 2013. As of June 30, 2014, there was $0.6 million of unrecognized compensation expense related to unvested non-qualified stock options, which is expected to be recognized over a weighted-average period of 2.5 years.
Employee Stock Purchase Program - The stock discount purchase program allows selected employees to purchase up to $0.1 million of the Company’s stock in lieu of cash bonuses, at a 15% discount to the NYSE MKT trading price of those shares. Shares are subject to ratable vesting over a three-year period, and compensation expense relating to the discount is recognized on a straight-line basis over the vesting period. A summary of the Company's employee stock purchase program as of June 30, 2014, is presented below:

	Common	Weighted-Average Grant-Date
Employee Stock Purchase Program	Stock	Fair Value
Non-vested purchased employee stock at December 31, 2013	128,429	$4.09
Granted	—	$—
Vested	(50,962)	$4.25
Forfeited	—	$—
Non-vested common stock at June 30, 2014	77,467	$3.98
Compensation expense relating to the stock purchase discount program was $9,559 and $19,118 for the three and six months ended June 30, 2014, respectively. For the three and six months ended June 30, 2013, compensation expense relating to the stock purchase discount program was $6,862 and $12,377 respectively. As of June 30, 2014, there was $51,225 of unrecognized compensation expense related to shares subject to vesting provisions granted under the stock purchase discount program. This expense is expected to be recognized over a weighted-average period of 1.5 years.

CTPARTNERS EXECUTIVE SEARCH INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(All tables in thousands, except share and per share amounts)

Note 9. Enterprise Geographic Concentrations

The Company operates in four principal geographic regions: North America, EMEA, Asia Pacific and Latin America. The revenue by region, for the three and six months ended June 30, 2014, and 2013, is as follows:

	Three Months ended June 30, 2014	Three Months ended June 30, 2013	Six Months ended June 30, 2014	Six Months ended June 30, 2013
Revenue
North America	$27,565	$21,726	$51,231	$39,159
EMEA	10,021	8,348	20,606	15,030
Asia Pacific	2,769	1,187	5,227	2,907
Latin America	4,758	2,962	7,919	6,310
Net revenue before reimbursable expenses	45,113	34,223	84,983	63,406
Reimbursable expenses	1,256	1,142	2,344	1,942
Total	$46,369	$35,365	$87,327	$65,348

Identifiable assets by geographic concentrations are as follows:

	June 30, 2014	December 31, 2013
Identifiable Assets
North America	$36,567	$34,006
EMEA	18,712	13,979
Asia Pacific	4,835	3,562
Latin America	11,457	6,322
Global Operations Support	1,301	1,316
Total	$72,872	$59,185
Goodwill and other intangible assets, net:
Latin America	$2,393	$2,553
EMEA	7,380	7,004
Asia Pacific	4,723	—
Total	$14,496	$9,557

Note 10. Reorganization
In the third quarter of 2012, the Company’s management initiated a plan to reorganize its operations resulting in certain organizational changes in its Canadian and EMEA locations. The plan consisted of a workforce reorganization, and elimination of redundant or unneeded positions, which allowed the Company to combine business operations in certain geographic locations and serve clients more efficiently. During 2013, the Company expanded its reorganization efforts globally, eliminating certain functions.
Changes in reorganization reserves related to the plan described above for the six months ended June 30, 2014, are as follows:

Severance and other employee related costs
Balance at December 31, 2012	$153
Reorganization charges	782
Cash payments	(728)
Non-cash charges	(48)
Balance at December 31, 2013	$158
Reorganization charges	—
Cash payments	(142)
Non-cash charges	—
Balance at June 30, 2014	$16

CTPARTNERS EXECUTIVE SEARCH INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(All tables in thousands, except share and per share amounts)

Note 11. Subsequent Events

On July 1, 2014, CTPartners Executive Search Inc (the”Company”) acquired the Perth, Australia office of Park Brown International, an executive search firm focusing on the energy, natural resources and infrastructure sectors. Under the terms of the contract, the Company paid $1.0 million of initial consideration at closing. The Company expects to pay additional consideration based on the achievement of certain revenue metrics in the next three years. The Company is currently in the process of determining the fair value of assets acquired.

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
Management’s Discussion and Analysis of Financial Condition and Results of operations has been prepared for the three- and six-month periods ending June 30, 2014 and 2013.
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
Second Quarter Overview
Net revenue for the three months ended June 30, 2014, increased $10.9 million while operating income improved to $3.7 million from a net loss of 0.5 million in the second quarter of 2013. Net income attributable to the Company for the three months ended June 30, 2014 was $2.2 million, a significant improvement over a loss of $0.3 million in the same quarter of 2013.
On an adjusted basis, net income, as defined in the reconciliation of non-GAAP measure, was $2.3 million for the three months ended June 30, 2014, as compared to adjusted net income of $0.6 million for three months ended June 30, 2013.
For the three months ended June 30, 2014, we were engaged to perform 465 searches. For the three months ended June 30, 2013, we were engaged to perform 364 searches. During the three months ended June 30, 2014, we placed candidates in 175 U.S. searches and in 173 non-U.S searches. For the three months ended June 30, 2013, we placed candidates in 134 U.S. searches and in 138 non-U.S. searches.
For the six months ended June 30, 2014, we were engaged to perform 906 searches. For the six months ended June 30, 2013, we were engaged to perform 712 searches. During the six months ended June 30, 2014, we placed candidates in 286 U.S. searches and in 341 non-U.S searches. For the six months ended June 30, 2013, we placed candidates in 254 U.S. searches and in 249 non-U.S. searches.

Relevant data is set forth below:

Performance Metrics	Three months ended June 30, 2014	Three months ended June 30, 2013	Increase/ Decrease	Percentage Increase/ Decrease
	(in thousands, except number of search assignments and search consultants)
Number of new search assignments	465	364	101	27.7%
Number of executive search consultants (as of period end)	136	121	15	12.4%
Productivity, as measured by average annualized net revenue per executive search consultant (1)	$1,337	$1,170	$167	14.3%
Average revenue per executive search	$107	$103	$4	3.9%
(1)Productivity calculation is based on full time equivalent consultant headcount.

Performance Metrics	Six months ended June 30, 2014	Six months ended June 30, 2013	Increase/ Decrease	Percentage Increase/ Decrease
	(in thousands, except number of search assignments and search consultants)
Number of new search assignments	906	712	194	27.2%
Number of executive search consultants (as of period end)	136	121	15	12.4%
Productivity, as measured by average annualized net revenue per executive search consultant (1)	$1,268	$1,132	$136	12.0%
Average revenue per executive search	$105	$97	$8	8.2%
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
The following table reconciles non-GAAP measures to net income:

	(in thousands, except per share amounts)
	Three Months Ended June 30		Six Months Ended June 30
	2014	2013	2014	2013
CALCULATION OF "AS ADJUSTED" AND "ADJUSTED EBITDA" PERFORMANCE MEASURE
Net income/(loss)	$2,218	$(324)	$3,246	$(2,357)
Adjustments:
Post-combination compensation and reorganization expense	—	426	—	2,304
Foreign exchange loss/(gain) on funding of foreign subsidiaries	(89)	230	29	907
Costs incurred for restatement, acquisition and integration	224	874	1,003	1,086
Tax effect of the adjustments	(50)	(589)	(395)	(1,677)
Adjusted net income	$2,303	$617	$3,883	$263

Interest expense/(income)	$79	$65	$128	$119
Tax expense/(benefit)	1,441	368	2,427	233
Adjusted operating income	3,823	1,050	6,438	615
Depreciation and amortization	611	432	1,174	846
Adjusted EBITDA	$4,434	$1,482	$7,612	$1,461

Adjusted operating margin	8.5%	3.1%	7.6%	1.0%

Adjusted EBITDA margin	9.8%	4.3%	9.0%	2.3%

Earnings per common share, as adjusted	$0.30	$0.08	$0.51	$0.04
Use of non-GAAP measures: The table above contains selected financial information calculated other than in accordance with U.S. Generally Acceptable Accounting Principles (“GAAP”).
Results of Operations
Three-Month Period Ended June 30, 2014 Compared to Three-Month Period Ended June 30, 2013

Net Revenue. Net revenue increased $10.9 million, or 31.8%, to $45.1 million for the three-month period ended June 30, 2014 from $34.2 million for the three months ended June 30, 2013. The increase is driven by strong performance across all regions and practices, new hires and acquisitions.

Compensation and Benefits Expenses. Compensation and employee benefits expense increased $6.6 million or 25.1%, to $32.8 million for the three-month period ended June 30, 2014, from $26.2 million for the three-month period ended June 30, 2013. Excluding the non-operational compensation charges of $0.1 million for the three months ended June 30, 2014 and $0.3 million for the same period in     2013, respectively, compensation and benefits expense decreased to 72.5% of net revenue for the three-month period ended June 30, 2014, compared to 75.7% for the three-month period ended June 30, 2013.

The $6.8 million increase in compensation and benefits expense excluding the certain non-operational charges, as defined in reconciliation of non-GAAP measures, is principally due to an increase in consultant compensation and related benefits as a result of the $10.9 million increase in net fee revenue.

General and Administrative Expenses. General and administrative expenses remained flat, at $8.4 million for the three months ended June 30, 2014 as compared to three months ended June 30, 2013. Excluding non-operational charges defined in the reconciliation of non-GAAP measures, general and administrative expenses were $8.4 million for the three months ended June 30, 2014, as compared to $7.2 million for the three months ended June 30, 2013. The increase is comprised primarily of the $0.8 million increase in business development and marketing activities and $0.3 increase in professional fees, with the remainder attributable to the increase in intangible asset amortization expense.

Operating Income/Loss. Operating income for the three months ended June 30, 2014 was $3.7 million, compared to an operating loss of $0.5 million for the three months ended June 30, 2013. Excluding non-operational charges of $0.1 million and $1.5 million for the three months ended June 30, 2014 and 2013, respectively, as defined in the reconciliation of non-GAAP measures, on an adjusted basis, operating income for the three months ended June 30, 2014 was $3.8 million, as compared to operating income of $1.0 million for three months ended June 30, 2013. Adjusted operating margin improved to 8.5% for the three months ended June 30, 2014, as compared to 3.1% for the same quarter of 2013.

The increase of $2.8 million in operating income primarily reflects increase in net revenues of $10.9 million, offset by an increase of $6.8 million in compensation expense, and a $1.3 million increase in general and administrative expenses.

Net Interest Expense. Net interest expense remained flat at $0.1 million for the three months ended June 30, 2014, compared to the three months ended June 30, 2013.

Income/Loss Before Taxes and Income Tax Benefit. For the three months ended June 30, 2014, we recorded income before income taxes of $3.6 million and an income tax expense of $1.4 million, compared to a loss before income taxes of $0.5 million and an income tax benefit of $0.2 million for the same period in 2013. The increase in income tax expense is primarily due to a $4.2 million increase in income before income taxes. The Company's effective tax rate was 38.5% for the three months ended June 30, 2014, and 40.4% for the three months ended June 30, 2013.

Net Income/Loss. Net income for the three months ended June 30, 2014 was $2.2 million, as compared to a net loss of $0.3 million for the same period in 2013. Adjusted net income increased $1.7 million, to an adjusted net income of $2.3 million for the three months ended June 30, 2014, as compared to an adjusted net income of $0.6 million for the three months ended June 30, 2013.

Net Income/Loss Attributable to the Company. As fully described in Note 2, we acquired a controlling interest in Augmentum Consulting Ltd. For the three months ended June 30, 2014 and 2013, we allocated $0.1 million of net income to the redeemable noncontrolling interest. Net income attributable to the company for the three months ended June 30, 2014 is $2.1 million as compared to net loss of 0.4 million for the same period in 2013.

Earnings/Loss per common share. Basic earnings per common share were $0.29, and diluted earnings per share were $0.27 for the three months ended June 30, 2014, as compared to basic and diluted loss per common share of $0.05 for the three months ended June 30, 2013. Adjusted earnings per share was $0.30 for the three months ended June 30, 2014, an increase of $0.22 per share as compared to an adjusted earnings per common share of $0.08 for the three months ended June 30, 2013.

Six-Month Period Ended June 30, 2014 Compared to Six-Month Period Ended June 30, 2013

Net Revenue. Net revenue increased $21.6 million, or 34.0%, to $85.0 million for the six-month period ended June 30, 2014 from
$63.4 million for the six-month period ended June 30, 2013. The increase is driven by strong performance across all regions and practices, new hires and acquisitions.

Compensation and Benefits Expenses. Compensation and employee benefits expense increased $12 million or 23.7%, to $62.3 million for the six-month period ended June 30, 2014, from $50.3 million for the six-month period ended June 30, 2013. Excluding integration expense of $0.3 million in the first half of 2014 and non-operational charges of $2.2 million in the first half of 2013, compensation and benefits expense decreased to 72.9% of net revenue for the six-month period ended June 30, 2014, compared to 75.8% for the six-month period ended June 30, 2013.

The $13.9 million increase in compensation and benefits expense after adjustment for non-operational charges is principally due to increase in consultant compensation as a result of increase in revenue.

General and Administrative Expenses. General and administrative expenses increased $0.4 million, to $17.0 million in 2014 from $16.6 million in 2013. Excluding non-operational charges defined in the reconciliation of non-GAAP measures, general and administrative expenses increased $1.7 million for the six months ended June 30, 2014, as compared to the six months ended June 30, 2013, but decreased from 22.9% of net revenue in the first half of 2013 to 19.1% in the first half of 2014. The increase is primarily a result of increase in business development, marketing, and amortization expense of the acquired intangible assets.

Operating Income/Loss. Operating income for the six months ended June 30, 2014 was $5.4 million, compared to an operating loss of $3.7 million for the six months ended June 30, 2013. Excluding non-operational charges of $1.0 million and $4.3 million for the six months ended June 30, 2014 and 2013, respectively, as defined in the reconciliation of non-GAAP measures, on an adjusted basis, operating income for the six months ended June 30, 2014 was $6.4 million, as compared to an operating income of $0.6 million for six months ended June 30, 2013.

Net Interest Expense. Net interest expense was $0.1 million for each of the six-month periods ended June 30, 2014 and 2013.

Income/Loss Before Taxes and Income Taxes. For the six months ended June 30, 2014, we recorded income before income taxes of $5.3 million and an income tax expense of $2.0 million, compared to a loss before income taxes of $3.8 million and an income tax benefit of $1.4 million in 2013. The Company's effective tax rate was 38.5% for the six months ended June 30, 2014 and 38.0% for the six months ended June 30, 2013.

Net Income/Loss. Net income for the six months ended June 30, 2014 was $3.2 million, as compared to a net loss of $2.4 million for the six months ended June 30, 2013. Adjusted net income increased $3.6 million, to an adjusted net income of $3.9 million for the six months ended June 30, 2014, as compared to an adjusted net income of $0.3 million for the six months ended June 30, 2013.

Net Income/Loss Attributable to the Company. As fully described in Note 2 to the consolidated financial statements, we acquired a controlling interest in Augmentum. We allocated no income or loss to the redeemable noncontrolling interest for the six months ended June 30, 2014, and $0.1 million for the six months ended June 30, 2013. Net income attributable to the Company for the six months ended June 30, 2014 is $3.3 million as compared to net loss of $2.4 million for the same period in 2013.

Earnings/Loss per common share. Basic earnings per common share were $0.46 for the first half of 2014, diluted earnings per share were $0.43 for the same period, compared to basic and diluted loss per common share of $0.34 the first half of 2013. Adjusted earnings per common share were $0.51 for the six months ended June 30, 2014, an increase of $0.48 per share as compared to an adjusted loss per common share of $0.03 for the six months ended June 30, 2013.

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
The following table summarizes our cash flow for the periods shown:

	Six months ended June 30
	2014	2013
Net cash used in operating activities	$(4,285)	$(11,299)
Net cash used in investing activities	(3,945)	(1,075)
Net cash used by financing activities	9,389	1,864
Net decrease in cash	$1,159	$(10,510)

Cash Flow from Operating Activities. Cash used in operating activities was $4.3 million in the six-month period ended June 30, 2014, a decrease of $7.0 million compared to cash used in operating activities of $11.3 million in the six-month period ended June 30, 2013. The decrease is primarily due to an increase of $3.7 million in net income, excluding post combination compensation charges. The remainder is attributable to the net increase in working capital due to increased revenue.

Cash from Investing Activities. For the six-month period ended June 30, 2014, cash used in investing activities was $3.9 million compared to $1.1 million for the six-month period ended June 30, 2013. For the six-month period ended June 30, 2014, the cash used in investing activities was principally due to the acquisition of Johnson Executive Search, capital expenditures and issuance of notes receivable, offset by a repayment of notes receivable.

Cash from Financing Activities. For the six-month period ended June 30, 2014, cash provided by financing activities was $9.4 million, comprised of $12.2 million borrowing on the line of credit, offset by a $2.8 million payment of principal on long term debt. For the six months ended June 30, 2013, cash provided by financing activities was $1.9 million, comprised of $4.6 million borrowings on the line of credit, offset by $2.7 million in repayment of long term debt.

We have amended our credit facility agreement to extend on existing terms through April 30, 2016 and increase the borrowing capacity to $17.0 million, we may borrow U.S. dollars at LIBOR plus 3.25%. The borrowings outstanding under our credit facility were $12.2 million at June 30, 2014. There were no borrowings at December 31, 2013. As of June 30, 2014, we had $4.8 million available to borrow. As of December 31, 2013, we had $14.0 million available to borrow. The Company is required to maintain specified leverage and fixed charge coverage ratios as defined in the Credit Agreement. As of June 30, 2014 and December 31, 2013, the Company was in compliance with the covenants under the Credit Agreement.

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
As of June 30, 2014, we carried out an evaluation, under the supervision and with the participation of our management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed in the reports we file, or submit, under the Exchange Act is recorded, processed, summarized and reported as and when required.
There were no changes in our internal control over financial reporting identified in the evaluation described in the preceding paragraph that occurred during the second quarter of 2014 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION
Item 2. Unregistered Sale of Equity Securities and Use of Proceeds
Issuer Purchases of Equity Securities
The following table presents the number of shares purchased monthly under the Company’s stock repurchase program for the three-month period ended June 30, 2014.

	(in thousands)
Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plan	Approximate Dollar Value of Shares That May Yet Be Purchased Under The Plan
April 1, 2014 - April 30, 2014	—	$—	—	$1,002
May 1, 2013 - May 31, 2014	—	—	—	1,002
June 1, 2014 - June 30, 2014	—	—	—	1,002
Total	—	$—	—
On January 19, 2012, the Company’s Board of Directors authorized a new share repurchase program (“2012 Share Repurchase Program”) to acquire up to $1.0 million of the Company’s outstanding shares of common stock in open-market, privately negotiated transactions and block trades. The 2012 Share Repurchase Program extended the previous program which was authorized in August 2011 (“2011 Share Repurchase Program”). The Company repurchased a cumulative amount of $998,701 under the 2011 Share Repurchase Program. The Board of Directors authorized a new share repurchase program ("2014 Share Repurchase Program") in January, 2014. The 2014 Share Repurchase Program authorizes the company to acquire up to $1.0 million of common stock. No shares were repurchased during the three and six months ended June 30, 2014.

Item 6. Exhibits

The exhibit listing is attached in the exhibit index.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
CTPartners Executive Search Inc.

By: /s/ WILLIAM J. KENEALLY
William J. Keneally
Chief Financial Officer
Date: July 30, 2014

Exhibits Index

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

**101
The following financial information from CTPartners Executive Search Inc. Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2014 formatted in Extensible Business Reporting Language (XBRL) and furnished electronically herewith: (i) Condensed Consolidated Balance Sheets; (ii) Condensed Consolidated Statements of Operations; (iii) Condensed Consolidated Statements of Cash Flows; and (iv) related Footnotes to the Condensed Consolidated Financial Statements.

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