Form 10-Q
period 2014-09-30
CTPARTNERS EXECUTIVE SEARCH INC.
filed 2014-11-07
CIK 1439199

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For quarterly period ended September 30, 2014
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

Large Accelerated Filer	☐	Accelerated Filer	☐	Non-Accelerated Filer	☐	Smaller Reporting Company	☒
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    ☐  Yes    ☒  No
The number of the registrant’s common shares outstanding as of October 30, 2014 was 7,260,277.

	Description	Page

PART I. Financial Information

Item 1.	Condensed Consolidated Financial Statements	3
	Condensed Consolidated Balance Sheets as of September 30, 2014 and December 31, 2013 (unaudited)	3
	Condensed Consolidated Statements of Operations for the three and nine months ended September 30, 2014 and 2013 (unaudited)	4
	Condensed Consolidated Statements of Comprehensive Income (Loss) for the three and nine months ended September 30, 2014 and 2013 (unaudited)	5
	Condensed Consolidated Statements of Cash Flows for the nine months ended September 30, 2014 and 2013 (unaudited)	6
	Notes to Condensed Consolidated Financial Statements	8
Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	19
Item 4.	Controls and Procedures	25

Part II. Other Information

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	26
Item 5.	Other Information	26
	Signatures	27
Item 6.	Exhibits	28
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
	EX - 101.LAB XBRL LABEL LINKBASE DOCUMENT
	EX - 101.PRE XBRL PRESENTATION LINKBASE DOCUMENT

PART I. Financial Information

Item 1. Condensed Consolidated Financial Statements

CTPARTNERS EXECUTIVE SEARCH INC.
CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)
(in thousands, except share and per share amounts)

	September 30, 2014	December 31, 2013
Assets
Current Assets
Cash	$7,199	$5,654
Accounts receivable, net	38,773	26,381
Other receivables	455	433
Prepaid expenses	3,932	3,974
Deferred income taxes	2,588	3,184
Other	5,883	4,411
Total current assets	58,830	44,037
Non-current assets
Leasehold improvements and equipment, net	4,987	4,149
Goodwill	11,305	5,811
Intangibles, net	4,312	3,746
Other assets	7,344	5,517
Deferred income taxes	4,456	5,482
	$91,234	$68,742
Liabilities and Stockholders’ Equity
Current Liabilities
Current portion of long-term debt	$4,712	$4,762
Line of credit	14,496	—
Accounts payable	2,946	3,813
Accrued compensation	34,055	25,201
Accrued business taxes	2,557	2,079
Income taxes payable	974	710
Accrued expenses	3,419	5,571
Total current liabilities	63,159	42,136
Long-Term Liabilities
Long-term debt, less current maturities	3,268	1,295
Deferred rent, less current maturities	734	1,050
Total long-term liabilities	4,002	2,345
Redeemable noncontrolling interest	—	4,088
Stockholders’ Equity
Preferred stock: 1,000,000 shares authorized, no shares issued and outstanding	—	—
Common stock: $0.001 par value, 15,000,000 shares authorized, 7,693,135 and 7,540,821 shares issued; 7,260,277 and 7,110,292 shares outstanding at September 30, 2014 and December 31, 2013, respectively	8	8
Additional paid-in capital	38,361	37,778
Accumulated deficit	(9,679)	(14,242)
Accumulated other comprehensive loss, net of tax	(2,478)	(1,275)
Treasury stock at cost 432,858 shares at September 30, 2014 and 430,529 at December 31, 2013.	(2,139)	(2,096)
Total stockholders' equity	24,073	20,173
	$91,234	$68,742
See Notes to Consolidated Financial Statements.

CTPARTNERS EXECUTIVE SEARCH INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
(in thousands except share and per share amounts)

	Three months ended September 30,		Nine months ended September 30,
	2014	2013	2014	2013
Revenue
Net revenue	$45,439	$32,553	$130,422	$95,959
Reimbursable expenses	1,114	1,088	3,458	3,030
Total revenue	46,553	33,641	133,880	98,989
Operating expenses
Compensation and benefits	33,448	24,667	95,700	74,974
General and administrative	9,562	6,872	26,594	23,502
Reimbursable expenses	1,244	1,240	3,881	3,332
Total operating expenses	44,254	32,779	126,175	101,808
Operating income/(loss)	2,299	862	7,705	(2,819)
Interest expense, net	(12)	(37)	(140)	(156)
Income/(loss) before income taxes	2,287	825	7,565	(2,975)
Income tax (expense)/benefit	(881)	(323)	(2,913)	1,120
Net income/(loss)	1,406	502	4,652	(1,855)
Net (income)/loss attributable to redeemable noncontrolling interest	(105)	156	(89)	98
Net income/(loss) attributable to the Company	$1,301	$658	$4,563	$(1,757)

Basic income/(loss) per common share	$0.18	$0.09	$0.63	$(0.25)
Diluted income/(loss) per common share	$0.17	$0.09	$0.59	$(0.25)
Basic weighted average common shares	7,258,241	7,070,180	7,196,123	7,041,631
Diluted weighted average common shares	7,774,074	7,476,476	7,727,380	7,041,631
See Notes to Condensed Consolidated Financial Statements.

CTPARTNERS EXECUTIVE SEARCH INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS) (UNAUDITED)
(In Thousands)

	Three Months Ended September 30,		Nine months ended September 30,
	2014	2013	2014	2013
Net income/(loss)	$1,406	$502	$4,652	$(1,855)
Other comprehensive income/(loss), net of tax
Foreign currency translation adjustments	(1,342)	266	(1,203)	255
Comprehensive income/(loss)	64	768	3,449	(1,600)
Comprehensive (income)/loss attributable to redeemable noncontrolling interest	(105)	156	(89)	98
Comprehensive income/(loss) attributable to the Company	$(41)	$924	$3,360	$(1,502)
See Notes to Condensed Consolidated Financial Statements.

CTPARTNERS EXECUTIVE SEARCH INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(In thousands)

	For the Nine Months Ended September 30
	2014	2013
Cash Flows From Operating Activities
Net income/(loss)	$4,652	$(1,855)
Adjustments to reconcile net income/(loss) to net cash provided by/(used in) operating activities
Depreciation and amortization	1,762	1,435
Reorganization charges	—	48
Share-based compensation	484	577
Amortization of discount on seller notes	9	89
Amortization of post-combination compensation	—	1,878
Deferred income taxes	1,570	(1,253)
Changes in operating assets and liabilities, net of effect of acquired businesses:
Accounts receivable, net	(12,677)	(878)
Prepaid expenses	1,046	296
Income taxes receivable	—	(605)
Other assets and receivables	(1,232)	(1,895)
Accounts payable	(942)	(42)
Accrued compensation	9,097	(498)
Accrued business taxes	603	(194)
Income taxes payable	129	(259)
Accrued expenses	(2,483)	(113)
Deferred rent	(279)	(295)
Net cash provided by/(used in) operating activities	1,739	(3,564)
Cash Flows From Investing Activities
Acquisition of businesses	(2,921)	(833)
Acquisition of noncontrolling interest	(1,629)	0
Purchase of leasehold improvements and equipment	(1,740)	(942)
Notes receivable issued	(4,139)	—
Repayment of notes receivable	1,000	—
Net cash used in investing activities	(9,429)	(1,775)
Cash Flows From Financing Activities
Principal payments on long-term debt	(4,779)	(3,625)
Net proceeds from line of credit	14,496	—
Repurchase of common stock	—	(15)
Net cash provided by/(used in) financing activities	9,717	(3,640)
Net increase/(decrease) in cash	2,027	(8,979)
Effect of foreign currency on cash	(482)	374
Cash:
Beginning	5,654	15,947
Ending	$7,199	$7,342

CTPARTNERS EXECUTIVE SEARCH INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED) (Continued)
(In thousands)

	For the Nine Months Ended September 30
	2014	2013
Supplemental Disclosure of Non-Cash Investing Activities
Acquisition of businesses
Total identifiable assets acquired and liabilities assumed	$2,420	$2,717
Goodwill	5,834	5,122
Aggregate purchase price per purchase agreement	$8,254	$7,839
Seller note	(4,619)	(2,490)
Redeemable noncontrolling interest	—	(3,849)
Cash paid for acquisition of businesses	$3,635	$1,500
Less cash acquired	(714)	(667)
Cash paid for acquisition of a business net of cash acquired	$2,921	$833

Acquisition of noncontrolling interest
Noncontrolling interest redeemed	$3,852	$—
Seller note	(2,223)	—
Cash paid for redeemable noncontrolling interest	$1,629	$—

Forgiveness of notes receivable	$473	$—

Supplemental Disclosure of Non-Cash Financing Activities
Seller financing of fixed asset additions	$117	$(518)
Treasury stock acquired in lieu of shareholder receivable	$—	$(15)
Employee discount stock purchase award in lieu of cash compensation	$—	$275
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
In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and nine months ended September 30, 2014, are not necessarily indicative of the results that may be expected for the year ended December 31, 2014.
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
Goodwill - Goodwill represents the excess of the purchase price over the fair value of assets acquired and liabilities assumed, if any. The goodwill impairment test compares the fair value of a reporting unit with its carrying amount, including goodwill. If the carrying amount of a reporting unit exceeds its fair value, goodwill of the reporting unit would be considered impaired. To measure the amount of the impairment loss, the implied fair value of a reporting unit’s goodwill is compared to the carrying amount of that goodwill. If the carrying amount of a reporting unit’s goodwill exceeds the implied fair value of that goodwill, an impairment loss is indicated. For this test, the fair value of the Company’s relevant reporting unit is determined using a combination of valuation techniques, including a discounted cash flow methodology. The Company performs an impairment test annually, in the fourth quarter of the fiscal year. As of September 30, 2014, there were no indicators of impairment with respect to the Company’s goodwill.
Intangible Assets - Intangible assets primarily consist of customer relationships and developed technology and are recorded at their estimated fair value at the date of acquisition and are amortized using the straight-line method over their estimated useful lives. For intangible assets not subject to amortization, an impairment loss is recognized if the carrying amount of the intangible assets is not recoverable and exceeds fair value. The carrying amount of the intangible assets is considered not recoverable if it exceeds the sum of the undiscounted cash flows expected to result from use of the asset. As of September 30, 2014, there were no indicators of impairment with respect to the Company’s intangible assets.
Redeemable Noncontrolling Interest - On May 2, 2013, the Company acquired a 51% controlling ownership interest in Augmentum. The Company had the right to call the remaining 49% interest, and Augmentum shareholders had the right to put the remaining 49% interest for a limited amount of time after the first anniversary of acquisition, at a pre-determined price, adjustable based on certain revenue targets. The Company exercised its call right in September of 2014. The put option requires the noncontrolling interest to be classified as redeemable, recorded in the mezzanine equity on the Company's consolidated balance sheet, and measured at the greater of estimated redemption value, which approximates fair value, at the end of each reporting period or the historic cost basis. The resulting increases or decreases in the estimated redemption amount are affected by corresponding charges or credits against retained earnings, or in the absence of retained earnings, additional paid in capital. If the put option becomes no longer exercisable, the redeemable noncontrolling interest will be reclassified to noncontrolling interest and included in the permanent equity on the Company's consolidated balance sheet.
Other Comprehensive Loss - Other comprehensive loss primarily consists of foreign currency translation gains and losses, net of income tax effects.

CTPARTNERS EXECUTIVE SEARCH INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(All tables in thousands, except share and per share amounts)

The components of accumulated other comprehensive loss, net of tax, are as follows:

	September 30, 2014	December 31, 2013
Foreign currency translation adjustments	$(2,291)	$(1,088)
Other	(187)	(187)
	$(2,478)	$(1,275)
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
The Venezuelan government has maintained currency controls and a fixed official exchange rate since February 2003. In June 2010, The Venezuelan Central Bank began operating the Transaction System for Foreign Currency Denominated Securities (SITME), which established a "banded" exchange rate of 5.3 bolivars to the U.S. dollar. In 2011, CADIVI, Commission for the Administration of Currency Exchange, established an official exchange rate of 4.30 bolivars to U.S. dollar, which was available in parallel with the SITME rate. In February 2013, the Venezuelan government set a new official exchange rate of 6.3 bolivars to the U.S. dollar ("Official Rate") and abolished the SITME rate. In March 2013, the Venezuelan government created the Complimentary System of Foreign Currency Acquirement ("SICAD 1"). SICAD 1 is an auction system and allows entities in specific sectors to bid for U.S. dollars.
As of September 30, 2014, the SICAD rate was 12.00 bolivars to the U.S. dollar. On February 19, 2014, the Venezuelan government announced plans for another currency exchange mechanism, referred to as “SICAD 2,” which allows authorized foreign exchange operators, such as regulated banks and capital market brokers, to act as intermediaries in the sale or acquisition of foreign currency. The SICAD 2 rate is intended to more closely resemble a market-driven exchange rate compared to the rates provided by Venezuela’s other regulated exchange mechanisms. SICAD 2 became effective on March 24, 2014 and the approximate SICAD 2 rate as of September 30, 2014 was 49.99 bolivars to the U.S. dollar.
As of September 30, 2014, there were three legal exchange mechanisms administered by the Venezuelan government, each with a different exchange rate. The recent introduction of the variable SICAD 1 and SICAD 2 mechanisms requires reporting entities to exercise considerable judgment to determine which rate to utilize to remeasure their bolivar denominated monetary assets and liabilities, and to record revenue and expenses. The Company believes that there is significant uncertainty pertaining to the nature of transactions that flow through SICAD 1 auction and how SICAD 1 will operate in the future. The number of SICAD 2 auctions held to date is very limited, and the Company does not intend to utilize SICAD 2 at the prevailing exchange rates. The Company believes that the official rate of 6.3 bolivars to the U.S. dollar remains legally available to us, and therefore continued to measure its bolivar denominated assets, liabilities and associated transactions at the official rate of 6.3. As of September 30, 2014 the Company had $2.7 million of bolivar denominated assets and $0.9 million of bolivar denominated liabilities.
Reclassifications - Certain items in the 2013 condensed consolidated financial statements have been reclassified to conform to the 2014 presentation.

CTPARTNERS EXECUTIVE SEARCH INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(All tables in thousands, except share and per share amounts)

Note 2. Acquisitions
Park Brown
On July 1, 2014, the Company acquired Park Brown International Pty Ltd ("Park Brown"), an executive search firm focusing on the energy, natural resources and infrastructure sectors based in Perth, Australia.

The Company paid $0.9 million in cash on the acquisition date, and recorded a seller note payable valued at $2.1 million, payable over three years from the date of acquisition, and subject to adjustment based on certain revenue targets over three years.

The following table summarizes the preliminary fair values of the consideration transferred, assets acquired and liabilities assumed, at acquisition date:

Fair value of consideration transferred:
Cash	$923
Seller note payable for contingent consideration	2,096
Total	$3,019

Recognized amounts of identifiable assets acquired and liabilities assumed
Accounts receivable	$328
Other assets	823
Trade names and trademarks	67
Database content	141
Customer relationships	402
Property and equipment	18
Accounts payable and accrued expenses	(465)
Total identifiable net assets	1,314
Goodwill	1,705
Total fair value of assets acquired and liabilities assumed	$3,019
The weighted average life of total amortizable intangible assets acquired is 9.1 years.
The acquisition of Park Brown includes a contingent consideration arrangement that allows for adjustment of payments based upon achievement of certain revenue targets. The fair value of contingent consideration is based upon the future revenues attributable to the acquired business, and was estimated through the use of the Monte Carlo model. The fair value measurement is based on significant inputs not observable in the market and thus represents a Level 3 measurement. These fair value measurements are based on (i) an assumed revenue forecast, (ii) an assumed discount rate of 4.8%, and (iii) assumed market volatility rate range of 10.0%. The fair value of the note payable for contingent consideration recognized on the acquisition date was $2.1 million. As of September 30, 2014, the fair value of the note payable was $1.9 million.
The fair value of identifiable intangible assets was measured based upon significant inputs that were not observable in the market, and therefore are classified as Level 3. The key assumptions include (i) management's projection of future cash flows based upon past experience and future expectations, and (ii) an assumed discount rate of 20.5%.
The goodwill of $1.7 million is attributable to the workforce of the acquired business and the synergies expected to arise in connection with the acquisition. The goodwill relating to the Company's acquisition of Park Brown is fully deductible for United States federal income tax purposes.
The Company incurred acquisition related costs of $0.3 million, which were recorded as general and administrative expenses in the consolidated statements of operations for the three and nine months ended September 30, 2014.
The total revenues and net income attributable to the acquisition, since the acquisition date, included in the consolidated statements of operations for the three and nine months ended September 30, 2014 are as follows:

CTPARTNERS EXECUTIVE SEARCH INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(All tables in thousands, except share and per share amounts)

	Three Months Ended September 30, 2014	Nine Months Ended September 30, 2014
Total Revenues	$1,177	$1,177
Net Income/(Loss)	$(152)	$(152)
The amounts of revenue and net loss related to the acquisition that are included in our consolidated statements of operations and the pro forma financial information as if the acquisition had occurred on January 1, 2013, are presented in the following table. This pro forma information is presented for informational purposes only and is not necessarily indicative of what our actual results of operations would have been had the acquisition happened at such time.

Pro forma unaudited total revenues and net income of the combined entity had the acquisition date been January 1, 2013 are as follows:

	Three Months Ended September 30		Nine Months Ended September 30
	2014(1)	2013	2014(2)	2013(3)
Total Revenues	$46,553	$34,394	$135,527	$100,743
Net Income	$1,613	$750	$5,071	$(2,185)
(1) Pro forma net income for the three months ended September 30, 2014 is adjusted to exclude $0.3 million of acquisition costs.
(2) Pro forma net income for the nine months ended September 30, 2014 is adjusted to exclude $0.3 million of acquisition costs and to include $0.1 million of amortization costs.
(3) Pro forma net income for the nine months ended September 30, 2013 is adjusted to include $0.3 million of acquisition costs and $0.1 million of amortization costs.

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
The acquisition of Johnson includes a contingent consideration arrangement that allows for adjustment of payments based upon achievement of certain revenue targets over the next three years. The fair value of contingent consideration is based upon the future revenues attributable to the acquired business, and was estimated through the use of the Monte Carlo model. The fair value measurement is based on significant inputs not observable in the market and thus represents a Level 3 measurement. These fair value measurements are based on (i) an assumed revenue forecast, (ii) an assumed discount rate of 8.5%, and (iii) assumed market volatility rate range of 10%. The fair value of the note payable for contingent consideration recognized on the acquisition date was $2.5 million. As of September 30, 2014, the fair value of the note payable was $2.4 million.
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
The Company incurred acquisition related costs of $0.6 million, which were recorded as general and administrative expenses in the consolidated statements of operations for the nine months ended September 30, 2014.
The total revenues and net income attributable to the acquisition, since the acquisition date, included in the consolidated statements of operations for the nine months ended September 30, 2014 are as follows:

	Three Months Ended September 30, 2014	Nine Months Ended September 30, 2014
Total Revenues	$761	$2,240
Net Income	$(1,058)	$(1,260)
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

Pro forma unaudited total revenues and net income of the combined entity had the acquisition date been January 1, 2013 are as follows:

	Three Months Ended September 30		Nine Months Ended September 30
	2014	2013	2014(1)	2013(2)
Total Revenues	$46,553	$35,765	$135,282	$106,375
Net Income	$1,301	$902	$5,380	$(2,821)
(1) Pro forma net income for the nine months ended September 30, 2014 is adjusted to exclude $0.6 million of acquisition costs.

CTPARTNERS EXECUTIVE SEARCH INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(All tables in thousands, except share and per share amounts)

(2) Pro forma net loss for the nine months ended September 30, 2013 is adjusted to include $0.6 million million of acquisition costs and $0.1 million of amortization costs.
Augmentum Consulting, Ltd.
On May 2, 2013, the Company acquired a 51% controlling ownership interest in Augmentum Consulting, Ltd. ("Augmentum"), a London based search firm. This acquisition complements CTPartners' existing UK business in a variety of practice areas, provides increased competitive advantage and enhances growth opportunity.
The Company paid $1.5 million in cash on the acquisition date, recorded a seller note payable valued at $2.5 million, payable in two equal installments on August 31, 2014 and 2015, and a redeemable noncontrolling interest of $3.8 million. The aggregate maximum purchase price may be adjusted based on certain revenue targets over three years, not to exceed $8.5 million in total. The Company had the right to call the remaining 49% interest in Augmentum after August 2, 2014, and Augmentum shareholders have the right to put the remaining 49% interest if the call option has not been exercised, at a pre-determined price, adjustable based on Augmentum's performance. On September 4, 2014 the Company acquired remaining 49% interest in Augmentum for $3.9 million, of which $1.6 million was paid in cash at closing. The remainder will be paid over two years.
The acquisition of Augmentum includes a contingent consideration arrangement that allows for adjustment of payments based upon achievement of certain revenue targets over the next three years. The range of undiscounted amounts that the Company could pay is between zero and $3.6 million, denominated in British pounds and translated at the rate in effect at the end of reporting period.
The fair value of contingent consideration is contingent upon the future revenues attributable to the acquired business, and was estimated through the use of the Monte Carlo model. These fair value measurements are based on significant inputs not observable in the market and thus represent a Level 3 measurement. These fair value measurements are based on (i) an assumed revenue forecast, (ii) an assumed discount rate of 6.5%, and (iii) assumed market volatility rate range of 10%-12.5% based on the volatility data for companies similar to Augmentum.
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

CTPARTNERS EXECUTIVE SEARCH INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(All tables in thousands, except share and per share amounts)

Note 3. Goodwill and Intangible Assets
Goodwill
Changes in the carrying value of goodwill for the nine months ended September 30, 3014 are as follows:

Balance as of December 31, 2013	$5,811
Additions	5,834
Exchange rate fluctuation	(340)
Balance as of September 30, 2014	$11,305
Intangible Assets

The following is a summary of intangible assets at September 30, 2014:

	Amortizable Lives	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Amortized Intangible assets
Customer relationships	10 years	$3,394	$724	$2,670
Developed technology	10 years	1,508	198	1,310
Trade names	1 year	494	274	220
Other	3 years	83	39	44
		$5,479	$1,235	$4,244
Unamortized Intangible Assets
Trademarks				68
Total Intangible Assets				$4,312
Total amortization expense of intangible assets for the three months and nine months ended September 30, 2014 was $0.2 million and $0.6 million respectively, and for the three and nine months ended September 30, 2013 was $0.2 million and $0.4 million respectively. Estimated aggregate future amortization expense for the following five years and thereafter is as follows:

Years ending December 31,	Estimated Aggregate Future Amortization Expense
2014	$166
2015	661
2016	535
2017	488
2018	488
Thereafter	1,906
$4,244

Note 4. Accounts Receivable
The Company extends unsecured credit to customers under normal trade agreements, which generally require payment upon invoice receipt. The allowance for doubtful accounts is based upon management's review of delinquent accounts and an assessment of the Company's historical evidence of collections. The Company also provides a reserve for billing adjustments based upon historical experience. The allowance for doubtful accounts and billing adjustments amounted to $2.1 million and $1.5 million at September 30, 2014, and December 31, 2013, respectively.

CTPARTNERS EXECUTIVE SEARCH INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(All tables in thousands, except share and per share amounts)

Note 5. Basic and Diluted Earnings Per Share
A reconciliation of the amounts used in the basic and diluted earnings per share computation is shown in the following table.

	Three Months Ended September 30		Nine Months Ended September 30
	2014	2013[1]	2014	2013[1]
Numerator
Net income/(loss) attributable to the Company	$1,301	$658	$4,563	$(1,757)
Denominator
Basic weighted-average common shares	7,258,241	7,070,180	7,196,123	7,041,631
Effect of stock options and restricted stock	515,833	406,296	531,257	—
Diluted weighted-average common shares	7,774,074	7,476,476	7,727,380	7,041,631
Basic income/(loss) per common share	$0.18	$0.09	$0.63	$(0.25)
Diluted income/(loss) per common share	$0.17	$0.09	$0.59	$(0.25)

(1)
For the three months ended September 30, 2013, 101,499 stock options are excluded as the strike price is below the market price at September 30, 2013. For the nine months ended September 30, 2013, 233,418 restricted shares and 158,373 stock options are excluded, as they are anti-dilutive to the net loss per common share.

Note 6. Leasehold Improvements and Equipment
The components of the leasehold improvements and equipment at September 30, 2014 and December 31, 2013 are as follows:

	September 30, 2014	December 31, 2013
Leasehold improvements	$3,507	$3,222
Office furniture, fixtures and equipment	3,262	3,050
Computer equipment and software	7,458	6,066
	14,227	12,338
Accumulated depreciation and amortization	(9,240)	(8,189)
	$4,987	$4,149
Depreciation and amortization expense relating to leasehold improvements and equipment for the three and nine months ended September 30, 2014 was $0.4 million and $1.2 million respectively, and for the three and nine months ended September 30, 2013 was $0.3 million and $1.0 million respectively.

Note 7. Long-Term Debt
Line of Credit. The Company is a party to a credit and security agreement (the “Fourth Amended and Restated Credit and Security Agreement” or “Credit Agreement”) with a bank which includes a revolving credit facility. The Credit Agreement, as amended, has been extended through April 30, 2016. Under the amended terms of the revolving credit facility, the Company may borrow an amount equal to the lesser of $20.0 million or the “Borrowing Base” (the Company’s eligible accounts receivable as defined in the Credit Agreement), with interest calculated at 325 basis points basis points above the LIBOR rate as defined in the revolving Credit Agreement (the adjusted LIBOR rate), which was 2.904% at September 30, 2014. The Company had $14.5 million in borrowings on the revolving credit facility at September 30, 2014 and no borrowings at December 31, 2013. Additionally, the Company has issued letters of credit related to office lease agreements secured by the Credit Agreement in the amount of $4.0 million as of September 30, 2014, and $3.3 million at December 31, 2013. Available borrowings under the revolving credit facility were $5.5 million and $14.0 million at September 30, 2014 and December 31, 2013, respectively.

CTPARTNERS EXECUTIVE SEARCH INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(All tables in thousands, except share and per share amounts)

Notes Payable. Long-term debt consists of the following at September 30, 2014 and December 31, 2013:

	September 30, 2014	December 31, 2013
Notes payable - redemption of members’ units	$200	$310
Notes payable - seller financed acquisitions	7,645	5,637
Notes payable - other	135	110
	7,980	6,057
Less current portion of long-term debt	4,712	4,762
	$3,268	$1,295
Notes Payable — Redemption of Members’ Units. Prior to the conversion from a limited liability company to a corporation, the Company periodically purchased member units from former members, with payment in the form of notes, payable over 5 years. The total due on these notes amounted to $0.2 million at September 30, 2014, and 0.3 million at December 31, 2013. The interest on the notes ranges from 2.66% to 5.00%. The carrying value of notes payable approximates its fair value.

Notes Payable — Seller Financed Acquisitions. During the year ended December 2013, the Company completed two acquisitions, and during 2014 the Company acquired Johnson Executive Search and Park Brown as further described in Note 2. The aggregate purchase price for these acquisitions was, in part, financed through seller notes.

In conjunction with the acquisition of Augmentum, in 2013 the Company recorded a note payable to the seller in connection with the contingent purchase price. During third quarter of 2014, the Company acquired the remaining 49% interest, and recorded an additional note payable for the additional interest acquired. The note was recorded at fair value at acquisition, and is re-measured every reporting period, as further described in Note 2 to the consolidated financial statements. As of September 30, 2014, $3.2 million is outstanding, payable in two installments on August 31, 2015 and August 31, 2016.

In conjunction with the acquisition of Johnson, the Company recorded a note payable to the seller in connection with the contingent consideration. The note was recorded at fair value at acquisition, and is re-measured every reporting period, as further described in Note 2 to the consolidated financial statements. As of September 30, 2014, $2.4 million is outstanding, payable in three installments on March 1, of 2015, 2016 and 2017.

In conjunction with the acquisition of Park Brown, the Company recorded a note payable to the seller. The note was recorded at fair value at acquisition, and is re-measured every reporting period, as further described in Note 2 to the consolidated financial statements. As of September 30, 2014, $1.9 million is outstanding, payable in three installments on July 1, of 2015, 2016 and 2017.

Note 8. Share-Based Compensation
Restricted Shares - Upon effectiveness of conversion to a corporation, the Company adopted the 2010 Equity Incentive Plan. The purpose of the 2010 Equity Incentive Plan is to promote the interests of the Company and its stockholders by (i) attracting, retaining and motivating employees, non-employee directors and independent contractors (including prospective employees), (ii) motivating such individuals to achieve long-term Company goals and to further align their interests with those of the Company’s stockholders by providing incentive compensation opportunities tied to the performance of the common stock of the Company and (iii) promoting increased ownership of the Company's common stock by such individuals. Subject to adjustment for changes in capitalization, the maximum aggregate number of shares of the common stock that may be delivered pursuant to awards granted under the 2010 Equity Incentive Plan is 1.0 million.
A summary of the Company’s common stock subject to vesting provisions as of September 30, 2014, is presented below:

	Common	Weighted- Average Grant-Date
Non-Vested Common Stock	Stock	Fair Value
Non-vested common stock at December 31, 2013	227,159	$5.11
Granted	8,548	$9.36
Vested	(101,349)	$6.48
Forfeited	—	$—
Non-vested common stock at September 30, 2014	134,358	$4.43
Total share-based compensation expense related to vested shares was $0.1 million and $0.3 million for the three and nine months ended September 30, 2014, respectively, and $0.2 million and $0.5 million for the three and nine months ended September 30, 2013, respectively.

CTPARTNERS EXECUTIVE SEARCH INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(All tables in thousands, except share and per share amounts)

As of September 30, 2014, there was $0.7 million of unrecognized compensation expense related to shares subject to vesting provisions granted under the plan. This expense is expected to be recognized over a weighted-average period of 2.4 years years.
In the first quarter of 2013, the Company granted an award subject to recapture provisions. Recapture provisions allow the Company to recapture a portion of stock if certain performance or service conditions are not met. A summary of the Company’s common stock subject to recapture provisions as of September 30, 2014, is presented below:

	Common	Weighted-Average Grant-Date
Common Stock Subject to Recapture	Stock	Fair Value
Common stock subject to recapture at December 31, 2013	7,019	$4.70
Granted	—	$—
Expiration of recapture provision	(2,340)	$4.70
Forfeited	—	$—
Common stock subject to recapture at September 30, 2014	4,679	$4.70
Total share-based compensation expense related to shares subject to recapture was $2,782 and $8,466 for the three and nine months ended September 30, 2014, respectively, and $2,761 and $8,234 for the three and nine months ended September 30, 2013.
As of September 30, 2014, there was $13,539 of unrecognized compensation expense related to shares subject to recapture granted under the plan. This expense is expected to be recognized over a weighted-average period of 1.2 years.
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
A summary of the Company’s non-qualified stock option activity for the nine months ended September 30, 2014, is presented below:

	Number of Non- qualified Stock Options	Weighted Average Exercise Price Per Share	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value
Outstanding on December 31, 2013	195,600	$4.34	8.6	$247
Granted	105,500	$10.40	9.5	$—
Exercised	(2,000)	$5.00	—	$—
Expired	—	$—	—	$—
Forfeited	(1,500)	$4.65	—	$—
Outstanding on September 30, 2014	297,600	$6.48	8.4	$2,711
Exercisable on September 30, 2014	96,200	$4.68	—	$—
The aggregate intrinsic value is based upon the Company's closing stock price of $15.59 at September 30, 2014. The compensation expense related to the options was $76,172 and 182,086 for the three and nine months ended September 30, 2014, respectively, and $31,448 and $81,994 for the three and nine months ended September 30, 2013. As of September 30, 2014, there was $0.5 million of unrecognized compensation expense related to unvested non-qualified stock options, which is expected to be recognized over a weighted-average period of 2.3 years.
Employee Stock Purchase Program - The stock discount purchase program allows selected employees to purchase up to $0.1 million of the Company’s stock in lieu of cash bonuses, at a 15% discount to the NYSE MKT trading price of those shares. Shares are subject to ratable vesting over a three-year period, and compensation expense relating to the discount is recognized on a straight-line basis over the vesting

CTPARTNERS EXECUTIVE SEARCH INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(All tables in thousands, except share and per share amounts)

period. A summary of the Company's employee stock purchase program as of September 30, 2014, is presented below:

	Common	Weighted-Average Grant-Date
Employee Stock Purchase Program	Stock	Fair Value
Non-vested purchased employee stock at December 31, 2013	128,429	$4.09
Granted	—	$—
Vested	(50,962)	$4.25
Forfeited	—	$—
Non-vested common stock at September 30, 2014	77,467	$3.98
Compensation expense relating to the stock purchase discount program was $9,559 and $28,677 for the three and nine months ended September 30, 2014, respectively. For the three and nine months ended September 30, 2013, compensation expense relating to the stock purchase discount program was $9,559 and $21,936 respectively. As of September 30, 2014, there was $41,666 of unrecognized compensation expense related to shares subject to vesting provisions granted under the stock purchase discount program. This expense is expected to be recognized over a weighted-average period of 1.3 years.

Note 9. Enterprise Geographic Concentrations

The Company operates in four principal geographic regions: North America, EMEA, Asia Pacific and Latin America. The revenue by region, for the three and nine months ended September 30, 2014, and 2013, is as follows:

	Three Months ended September 30, 2014	Three Months ended September 30, 2013	Nine Months ended September 30, 2014	Nine Months ended September 30, 2013
Revenue
North America	$25,895	$18,687	$77,127	$57,845
EMEA	11,457	8,596	32,062	23,626
Asia Pacific	3,733	1,627	8,960	4,535
Latin America	4,354	3,643	12,273	9,953
Net revenue before reimbursable expenses	45,439	32,553	130,422	95,959
Reimbursable expenses	1,114	1,088	3,458	3,030
Total	$46,553	$33,641	$133,880	$98,989

Identifiable assets by geographic concentrations are as follows:

	September 30, 2014	December 31, 2013
Identifiable Assets
North America	$35,149	$34,006
EMEA	18,971	13,979
Asia Pacific	8,078	3,562
Latin America	12,004	6,322
Global Operations Support	1,414	1,316
Total	$75,616	$59,185
Goodwill and other intangible assets, net:
Latin America	$2,166	$2,553
EMEA	7,028	7,004
Asia Pacific	6,424	—
Total	$15,618	$9,557

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
Changes in reorganization reserves related to the plan described above for the nine months ended September 30, 2014, are as follows:

Severance and other employee related costs
Balance at December 31, 2012	$153
Reorganization charges	782
Cash payments	(728)
Non-cash charges	(48)
Balance at December 31, 2013	$159
Reorganization charges	—
Cash payments	(159)
Non-cash charges	—
Balance at September 30, 2014	$—

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
Management’s Discussion and Analysis of Financial Condition and Results of operations has been prepared for the three- and nine-month periods ending September 30, 2014 and 2013.
Overview
Business Overview
We are a leading performance-driven executive search firm serving clients across the globe. Committed to a philosophy of partnering with our clients, we offer a proven record in C-suite, senior executive, and board searches, as well as expertise serving private equity and venture capital firms. Our organizational structure is designed to provide high quality, industry-focused executive search services to our clients worldwide. Our executive search consultants are dedicated to specific industry verticals and are leading experts in their given sectors. We believe that industry specialization enables us to better understand our clients' cultures, operations, business strategies and industries. Our nine largest industry practice groups are financial services, professional services, life sciences, technology/media/telecom, consumer/retail and industrial.

Third Quarter Overview
Net revenue for the three months ended September 30, 2014, increased $12.9 million while operating income improved to $2.3 million from 0.9 million in the third quarter of 2013. Net income for the three months ended September 30, 2014 was $1.4 million, a significant improvement over $0.5 million in the same quarter of 2013.
On an adjusted basis, net income, as defined in the reconciliation of non-GAAP measure, was $1.9 million for the three months ended September 30, 2014, as compared to adjusted net income of $0.6 million for three months ended September 30, 2013.
For the three months ended September 30, 2014, we were engaged to perform 445 searches. For the three months ended September 30, 2013, we were engaged to perform 341 searches. During the three months ended September 30, 2014, we placed candidates in 135 U.S. searches and in 227 non-U.S searches. For the three months ended September 30, 2013, we placed candidates in 121 U.S. searches and in 132 non-U.S. searches.
For the nine months ended September 30, 2014, we were engaged to perform 1,351 searches. For the nine months ended September 30, 2013, we were engaged to perform 1,053 searches. During the nine months ended September 30, 2014, we placed candidates in 421 U.S. searches and in 568 non-U.S searches. For the nine months ended September 30, 2013, we placed candidates in 375 U.S. searches and in 381 non-U.S. searches.
Relevant data is set forth below:

Performance Metrics	Three months ended September 30, 2014	Three months ended September 30, 2013	Increase/ Decrease	Percentage Increase/ Decrease
	(in thousands, except number of search assignments and search consultants)
Number of new search assignments	445	341	104	30.5%
Number of executive search consultants (as of period end)	142	120	22	18.3%
Productivity, as measured by average annualized net revenue per executive search consultant (1)	$1,271	$1,085	$186	17.1%
Average revenue per executive search	$100	$92	$8	8.7%
(1)Productivity calculation is based on full time equivalent consultant headcount.

Performance Metrics	Nine months ended September 30, 2014	Nine months ended September 30, 2013	Increase/ Decrease	Percentage Increase/ Decrease
	(in thousands, except number of search assignments and search consultants)
Number of new search assignments	1,351	1,053	298	28.3%
Number of executive search consultants (as of period end)	142	120	22	18.3%
Productivity, as measured by average annualized net revenue per executive search consultant (1)	$1,269	$1,066	$203	19.0%
Average revenue per executive search	$100	$92	$8	8.7%
(1)Productivity calculation is based on full time equivalent consultant headcount.
Adjusted Performance Measure, Excluding Non-Operational Charges
Management evaluates the Company’s performance based on Adjusted net income/(loss), Adjusted operating income, Adjusted net income/(loss) per share, Adjusted operating margin, Adjusted EBITDA and Adjusted EBITDA margin. These measures should not be viewed as substitutes for financial information determined in accordance with GAAP, nor are they necessarily comparable to the non-GAAP performance measures that may be presented by other companies. We believe the presentation of these non-GAAP measures provides meaningful supplemental information regarding our performance, excluding certain charges that may not be indicative of our core operating results. We include these non-GAAP measures because we believe they are useful to investors in providing more transparency with respect to operational drivers of the business and the supplemental information used by management in evaluation of our ongoing operations.

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
The following table reconciles non-GAAP measures to net income:

	(in thousands, except per share amounts)
	Three Months Ended September 30		Nine Months Ended September 30
	2014	2013	2014	2013
CALCULATION OF "AS ADJUSTED" AND "ADJUSTED EBITDA" PERFORMANCE MEASURE
Net income/(loss)	$1,406	$502	$4,652	$(1,855)
Adjustments:
Post-combination compensation and reorganization expense	—	212	—	2,516
Foreign exchange loss/(gain) on funding of foreign subsidiaries	203	(87)	232	820
Costs incurred for restatement, acquisition and integration	614	52	1,617	1,137
Tax effect of the adjustments	(313)	(70)	(708)	(1,746)
Adjusted net income	$1,910	$609	$5,793	$872

Interest expense/(income)	$12	$37	$140	$156
Tax expense/(benefit)	1,194	393	3,621	626
Adjusted operating income	3,116	1,039	9,554	1,654
Depreciation and amortization	588	589	1,762	1,435
Adjusted EBITDA	$3,704	$1,628	$11,316	$3,089

Adjusted operating margin	6.9%	3.2%	7.3%	1.7%

Adjusted EBITDA margin	8.2%	5.0%	8.7%	3.2%

Earnings per common share, as adjusted	$0.25	$0.08	$0.76	$0.11
Use of non-GAAP measures: The table above contains selected financial information calculated other than in accordance with U.S. Generally Acceptable Accounting Principles (“GAAP”).

Results of Operations
Three-Month Period Ended September 30, 2014 Compared to Three-Month Period Ended September 30, 2013

Net Revenue. Net revenue increased $12.9 million, or 39.6%, to $45.4 million for the three-month period ended September 30, 2014 from $32.6 million for the three months ended September 30, 2013. The increase was driven by strong performance across all geographic regions and practices, new hires and acquisitions.

Compensation and Benefits Expenses. Compensation and employee benefits expense increased $8.8 million or 35.6%, to $33.4 million for the three-month period ended September 30, 2014, from $24.7 million for the three-month period ended September 30, 2013. Excluding the non-operational compensation charges of $0.2 million for the three months ended September 30, 2014 and $0.2 million for the same period in 2013, respectively, compensation and benefits expense decreased to 73.3% of net revenue for the three-month period ended September 30, 2014, compared to 75.1% for the three-month period ended September 30, 2013.

The $8.8 million increase in compensation and benefits expense excluding the certain non-operational charges, as defined in reconciliation of non-GAAP measures, is principally due to an increase in consultant compensation and related benefits as a result of the $12.9 million increase in net fee revenue.

General and Administrative Expenses. General and administrative expenses increased $2.7 million, to $9.6 million for the three months ended September 30, 2014 as compared to $6.9 million for the three months ended September 30, 2013. Excluding non-operational charges defined in the reconciliation of non-GAAP measures, general and administrative expenses were $8.9 million for the three months ended September 30, 2014, as compared to $6.9 million for the three months ended September 30, 2013. The increase is comprised primarily of the $0.6 million due to acquisitions of Johnson and Park Brown, $0.5 million increase in business development, $0.3 million increase in internal recruiting.

Operating Income/Loss. Operating income for the three months ended September 30, 2014 was $2.3 million, compared to an operating income of $0.9 million for the three months ended September 30, 2013. Excluding non-operational charges of $0.8 million and $0.2 million for the three months ended September 30, 2014 and 2013, respectively, as defined in the reconciliation of non-GAAP measures, on an adjusted basis, operating income for the three months ended September 30, 2014 was $3.1 million, as compared to operating income of $1.0 million for three months ended September 30, 2013. Adjusted operating margin improved to 6.9% for the three months ended September 30, 2014, as compared to 3.2% for the same quarter of 2013.

The increase of $2.1 million in operating income primarily reflects increase in net revenues of $12.9 million, offset by an increase of $8.8 million in compensation expense, and a $2.0 million increase in general and administrative expenses.

Income/Loss Before Taxes and Income Tax Benefit. For the three months ended September 30, 2014, we recorded income before income taxes of $2.3 million and an income tax expense of $0.9 million, compared to income before income taxes of $0.8 million and an income tax expense of $0.3 million for the same period in 2013. The increase in income tax expense is primarily due to a $1.5 million increase in income before income taxes. The Company's effective tax rate was 38.5% for the three months ended September 30, 2014, and 39.2% for the three months ended September 30, 2013.

Net Income/Loss. Net income for the three months ended September 30, 2014 was $1.4 million, as compared to a net income of $0.5 million for the same period in 2013. Adjusted net income increased $1.3 million, to an adjusted net income of $1.9 million for the three months ended September 30, 2014, as compared to an adjusted net income of $0.6 million for the three months ended September 30, 2013.

Net Income/Loss Attributable to the Company. As fully described in Note 2, we acquired a controlling interest in Augmentum Consulting Ltd. For the three months ended September 30, 2014 and 2013, we allocated $0.1 million of net income and $0.2 million of net loss, respectively, to the redeemable noncontrolling interest. Net income attributable to the Company for the three months ended September 30, 2014 was $1.3 million as compared to net income of 0.7 million for the same period in 2013.

Earnings/Loss per common share. Basic earnings per common share were $0.18, and diluted earnings per share were $0.17 for the three months ended September 30, 2014, as compared to basic and diluted loss per common share of $0.09 for the three months ended September 30, 2013. Adjusted earnings per share was $0.25 for the three months ended September 30, 2014, an increase of $0.17 per share as compared to an adjusted earnings per share of $0.08 for the three months ended September 30, 2013.

Nine-Month Period Ended September 30, 2014 Compared to nine-Month Period Ended September 30, 2013

Net Revenue. Net revenue increased $34.5 million, or 35.9%, to $130.4 million for the nine-month period ended September 30, 2014 from $96.0 million for the nine-month period ended September 30, 2013. The increase was driven by strong performance across all regions and practices, new hires and acquisitions.

Compensation and Benefits Expenses. Compensation and employee benefits expense increased $20.7 million or 27.6%, to $95.7 million for the nine-month period ended September 30, 2014, from $75.0 million for the nine-month period ended September 30, 2013. Excluding non-operational charges of $0.4 million in the first nine months of 2014 and non-operational charges of $2.4 million in the first nine months of 2013, compensation and benefits expense decreased to 731.% of net revenue for the nine-month period ended September 30, 2014, compared to 75.6% for the nine-month period ended September 30, 2013.

The $22.7 million increase in compensation and benefits expense after adjustment for non-operational charges is principally due to an increase in consultant compensation as a result of increase in revenue.

General and Administrative Expenses. General and administrative expenses increased $3.1 million, to $26.6 million in 2014 from $23.5 million in 2013. Excluding non-operational charges defined in the reconciliation of non-GAAP measures, general and administrative expenses increased $3.7 million for the nine months ended September 30, 2014, as compared to the nine months ended September 30, 2013, but decreased from 22.4% of net revenue in 2013 to 19.3% in 2014. The increase is primarily a result of an increase in business development, marketing, and amortization expense of the acquired intangible assets and acquisitions of Johnson and Park Brown.

Operating Income/Loss. Operating income for the nine months ended September 30, 2014 was $7.7 million, compared to an operating loss of $2.8 million for the nine months ended September 30, 2013. Excluding non-operational charges of $1.8 million and $4.5 million for the nine months ended September 30, 2014 and 2013, respectively, as defined in the reconciliation of non-GAAP measures, on an adjusted basis, operating income for the nine months ended September 30, 2014 was $9.6 million, as compared to an operating income of $1.7 million for the nine months ended September 30, 2013.

Net Interest Expense. Net interest expense was $0.1 million the nine-month period ended September 30, 2014 and $0.2 million for the nine months ended September 30, 2013.

Income/Loss Before Taxes and Income Taxes. For the nine months ended September 30, 2014, we recorded income before income taxes of $7.6 million and an income tax expense of $2.9 million, compared to a loss before income taxes of $3.0 million and an income tax benefit of $1.1 million in 2013. The Company's effective tax rate was 38.5% for the nine months ended September 30, 2014 and 37.6% for the nine months ended September 30, 2013.

Net Income/Loss. Net income for the nine months ended September 30, 2014 was $4.7 million, as compared to a net loss of $1.9 million for the nine months ended September 30, 2013. Adjusted net income increased $4.9 million, to an adjusted net income of $5.8 million for the nine months ended September 30, 2014, as compared to an adjusted net income of $0.9 million for the nine months ended September 30, 2013.

Net Income/Loss Attributable to the Company. As fully described in Note 2 to the consolidated financial statements, we acquired a controlling interest in Augmentum. We allocated $0.1 million of net income to the redeemable noncontrolling interest for the nine months ended September 30, 2014, and $0.1 million of loss for the nine months ended September 30, 2013. Net income attributable to the Company for the nine months ended September 30, 2014 is $4.6 million as compared to net loss of $1.8 million for the same period in 2013.

Earnings/Loss per common share. Basic earnings per share were $0.63 for the nine months ended September 30, 2014, diluted earnings per share were $0.59 for the same period, compared to basic and diluted loss per share of $0.25 for the nine months ended September 30, 2013. Adjusted earnings per share were $0.76 for the nine months ended September 30, 2014, an increase of $0.64 per share as compared to an adjusted loss per share of $0.11 for the nine months ended September 30, 2013.

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

The following table summarizes our cash flow for the periods shown:

	Nine months ended September 30
	2014	2013
Net cash provided by/(used in) operating activities	$1,739	$(3,564)
Net cash used in investing activities	(9,429)	(1,775)
Net cash provided by/(used in) financing activities	9,717	(3,640)
Net decrease in cash	$2,027	$(8,979)

Cash Flow from Operating Activities. Cash provided by operating activities was $1.7 million in the nine-month period ended September 30, 2014, an increase of $5.3 million compared to cash used in operating activities of $3.6 million in the nine-month period ended September 30, 2013. The increase is primarily due to an increase of $4.6 million in net income, excluding post combination compensation charges. The remainder is attributable to the net increase in working capital due to increased revenue.

Cash from Investing Activities. For the nine-month period ended September 30, 2014, cash used in investing activities was $9.4 million compared to $1.8 million for the nine-month period ended September 30, 2013. For the nine-month period ended September 30, 2014, the cash used in investing activities was principally due to the acquisition of Johnson Executive Search and Park Brown, capital expenditures and issuance of notes receivable, offset by a repayment of notes receivable.

Cash from Financing Activities. For the nine-month period ended September 30, 2014, cash provided by financing activities was $9.7 million, comprised of $14.5 million borrowing on the line of credit, offset by a $4.8 million payment of principal on long term debt. For the nine months ended September 30, 2013, cash used in financing activities was $3.6 million due to repayment of long term debt.

We have amended our credit facility agreement to extend on existing terms through April 30, 2016 and increase the borrowing capacity to $20.0 million. We may borrow U.S. dollars at LIBOR plus 3.25%. The borrowings outstanding under our credit facility were $14.5 million at September 30, 2014. There were no borrowings at December 31, 2013. As of September 30, 2014, we had $5.5 million available to borrow. As of December 31, 2013, we had $14.0 million available to borrow. The Company is required to maintain specified leverage and fixed charge coverage ratios as defined in the Credit Agreement. As of September 30, 2014 and December 31, 2013, the Company was in compliance with the covenants under the Credit Agreement.

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
As of September 30, 2014, we carried out an evaluation, under the supervision and with the participation of our management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed in the reports we file, or submit, under the Exchange Act is recorded, processed, summarized and reported as and when required.
There were no changes in our internal control over financial reporting identified in the evaluation described in the preceding paragraph that occurred during the third quarter of 2014 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION
Item 2. Unregistered Sale of Equity Securities and Use of Proceeds
Issuer Purchases of Equity Securities
The following table presents the number of shares purchased monthly under the Company’s stock repurchase program for the three-month period ended September 30, 2014.

	(in thousands)
Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plan	Approximate Dollar Value of Shares That May Yet Be Purchased Under The Plan
July 1, 2014 - July 30, 2014	—	$—	—	$1,002
August 1, 2013 - August 31, 2014	—	—	—	1,002
September 1, 2014 - September 30, 2014	—	—	—	1,002
Total	—	$—	—
On January 19, 2012, the Company’s Board of Directors authorized a new share repurchase program (“2012 Share Repurchase Program”) to acquire up to $1.0 million of the Company’s outstanding shares of common stock in open-market, privately negotiated transactions and block trades. The 2012 Share Repurchase Program extended the previous program which was authorized in August 2011 (“2011 Share Repurchase Program”). The Company repurchased a cumulative amount of $998,701 under the 2011 Share Repurchase Program. The Board of Directors authorized a new share repurchase program ("2014 Share Repurchase Program") in January, 2014. The 2014 Share Repurchase Program authorizes the company to acquire up to $1.0 million of common stock. No shares were repurchased during the three and nine months ended September 30, 2014.

Item 5. Other information

Share Sale and Purchase Agreement

On November 7, 2014, the Company entered into a share purchase agreement (the “Purchase Agreement”) to acquire all the shares of Neumann Leadership Holding GmbH an executive search and leadership consulting firm with operations in Germany, Austria, Switzerland and a number of countries in Eastern Europe. Initial consideration of approximately $1.5 million will be paid at closing and $0.8 million over the next three years.  Additional future contingent consideration of up to $0.8 million is subject to the retention of certain key employees.

The above description of the Purchase Agreements does not purport to be complete and is subject to, and qualified in its entirety by, the full text of the form of the Purchase Agreement, which is filed as Exhibit 10.1 to this Quarterly Report on Form 10-Q and is incorporated by reference into this Item 5.

Item 6. Exhibits

The exhibit listing is attached in the exhibit index.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
CTPartners Executive Search Inc.

By: /s/ WILLIAM J. KENEALLY
William J. Keneally
Chief Financial Officer
Date: November 7, 2014

Exhibits Index

Exhibit No.	Description

2.1	Share Sale and Purchase Agreement of Park Brown International Pty Ltd (incorporated by reference to Exhibit 2.1 to Registrant's Form 8-K/A filed on September 15, 2014)

3.1	Certificate of Amendment to Certificate of Incorporation (incorporated by reference to Exhibit 3.1 to Registrant’s Form 8-K filed on July 27, 2012)

3.2
Form of Bylaws of CTPartners Executive Search Inc. (incorporated herein by reference to Exhibit 3.2 to CTPartners Executive Search Inc’s Quarterly Report on Form 10-Q filed with the Commission on November 7, 2013)

*10.1	Share Sale and Purchase Agreement of Neumann Leadership Holding GmbH

*31.1	Chief Executive Officer Certification pursuant to Rule 13a-14(a) under the Exchange Act.

*31.2	Chief Financial Officer Certification pursuant to Rule 13a-14(a) under the Exchange Act.

*32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350

*32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350

**101
The following financial information from CTPartners Executive Search Inc. Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2014 formatted in Extensible Business Reporting Language (XBRL) and furnished electronically herewith: (i) Condensed Consolidated Balance Sheets; (ii) Condensed Consolidated Statements of Operations; (iii) Condensed Consolidated Statements of Cash Flows; and (iv) related Footnotes to the Condensed Consolidated Financial Statements.

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