Form 10-K
period 2014-12-31
CTPARTNERS EXECUTIVE SEARCH INC.
filed 2015-04-16
CIK 1439199

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For fiscal year ended December 31, 2014
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    ☐  Yes    ☒  No
The aggregate market value of the voting and non-voting equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and ask price of such common equity, as of the last business day of the registrant’s most recently completed second quarter was $43.6 million.
The number of the registrant’s common shares outstanding as of March 19, 2015, was 8,724,356.
Documents incorporated by reference: portions of the definitive Proxy Statement for the Annual Meeting of Shareholders to be held on June 11, 2015 are incorporated by reference into Part III of this Form 10-K.

EX-101 CALC XBRL CALCULATION LINKBASE DOCUMENT
EX-101 DEF XBRL DEFINITION LINKBASE DATABASE
EX-101 LAB XBRL LABELS LINKBASE DOCUMENT
EX-101 PRE XBRL PRESENTATION LINKBASE DOCUMENT

PART I
ITEM 1. BUSINESS
Business Overview
CTPartners Executive Search Inc (CTPartners) is a leading provider of retained executive search services to clients on a global basis. We provide these services through forty-four offices in the Americas, Europe, the Middle East and Asia Pacific. We help our clients build stronger leadership teams by facilitating the recruitment and hiring of “C-level” (chief executive officers, chief financial officers, chief legal officers, chief marketing officers and chief human resource officers) executives, other senior executives and board members. Our retained executive search services focus on successfully making placements for our clients in a timely manner. We use a proprietary search process and proprietary technology and communication tools to successfully execute our retained searches. During the year ended December 31, 2014, we were engaged to perform 1,742 searches. We generated consolidated net revenue and an operating income of $172.5 million and $5.7 million, respectively. The adjusted operating income, as defined in the reconciliation of non-GAAP measures, was $8.7 million.
We are currently facing several challenges.  Commencing in December 2014, we began receiving unfavorable publicity regarding a complaint submitted to the EEOC by a former employee.  We also withdrew an announced public equity offering in December 2014.  In January 2015, we announced preliminary fourth quarter results that fell short of our expectations and then subsequently revised those preliminary results downward.  We also withdrew our first quarter and full year 2015 earnings guidance at that time.  In light of that revision and withdrawal of guidance, we suspended marketing efforts for another announced public equity offering before completing a significantly downsized offering at the end of January 2015 for $4.2 million in net proceeds after underwriting discounts and expenses.  Our stock price declined significantly in December 2014 and January 2015, and several research analysts covering our Company ceased coverage.  Several law firms have announced investigations into whether we violated securities laws, and a purported class action on behalf of purchasers of our common stock during the period between February 26, 2014 and January 28, 2015 was filed against us on February 27, 2015 on the United States District Court for the Southern District of New York. We believe these allegations have no merit.
The foregoing events have created significant challenges surrounding our business and, in particular, our ability to retain consultants and customers. Since December 31, 2014, 15 of our consultants have departed the firm, of which 2 were top ten revenue producers. These departures may have a material effect on our ability to generate revenue consistent with historical trends.
On February 6, 2015, we received an unsolicited, non-binding proposal from DHR International to acquire all of the outstanding shares of the Company for $7.00 per share.  On February 24, 2015, we announced that the Board of Directors formed a Special Committee, composed solely of independent directors, to review strategic alternatives for the Company, including the proposal from DHR International and a range of other alternatives.  The Company announced, effective April 16, 2015, our Chief Operating Officer David C. Nocifora would replace Brian Sullivan as Chief Executive Officer and that we were conducting a search for a new non-executive director to chair the Board. Michael Feiner, an independent director, has agreed to serve as interim Chairman of the Board.
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
We have a diverse group of clients located throughout the world and in a variety of industries. From January 1, 2005, through December 31, 2014, we have performed 10,304 searches for over 2,700 clients, including some of the leading Fortune 1000, FTSE 100, DAX and CAC 40 companies as well as private equity and venture capital firms and their portfolio companies.

Historically, we have been successful in both adding new clients and generating repeat business from existing clients. We believe that our disciplined adherence to our proprietary search process has enabled us to develop a strong and loyal client base. Over the past three years, approximately 75% of our retained search engagements came from clients who had previously used our services. At the conclusion of each search, we solicit client feedback with a client satisfaction survey. Our surveys provide us with critical feedback to gauge client satisfaction as well as feedback that we utilize to continually evaluate and improve our processes and performance. In 2014, 228 clients completed client satisfaction surveys, and 91% of such surveys stated that the client planned to use our services in the future.
We believe that our global presence enables us to more effectively serve our clients who have operations throughout the world. We leverage our industry specialization with local geographic knowledge and contacts to provide clients with comprehensive executive search services. We have wholly-owned operations in ten U.S. cities and in twenty-three non-U.S. locations. Our wholly-owned non-U.S. operations are in Australia, Austria, Brazil, Bulgaria, Chile, China, Colombia, Croatia, Czech Republic, France, Germany, Hong Kong, Hungary, New Zealand, Mexico, Panama, Peru, Romania, Singapore, Switzerland, the United Arab Emirates, the United Kingdom and Venezuela. In 2014, we placed candidates in 569 U.S. searches and 790 non-U.S. searches.
As of December 31, 2014, we had 157 executive search consultants and 474 other employees, all of whom were full-time employees. Our principal executive offices are located in New York, New York. Our corporate, administrative and research functions are located in our office in Cleveland, Ohio.
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
In 2014, we utilized our proprietary SearchSigma process to identify and place 1,359 candidates. Every aspect of our search process is oriented to achieving the desired outcome of placing the right individual at the right firm as swiftly and efficiently as possible. Based on a three-year analysis of client surveys, we have designed SearchSigma, a workflow process with six distinct segments and milestones, described in more detail as follows in this example of a typical search:
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
Over the next several weeks, the team consults with its established network of resources and searches proprietary databases containing profiles of over 1.5 million executives to assist in identifying individuals with the right background, cultural fit and abilities. An initial list of candidates is carefully screened through face-to-face meetings, phone interviews or video conferences.
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
Our board advisory practice is designed to help boards evaluate the strength and diversity of their board as well as their overall effectiveness. Many boards are facing growing regulatory and shareholder pressure to increase their diversity, independence and expertise. Our in-depth assessments help to focus directors on these key priorities and to make them aware of issues that can impact effectiveness. Since establishing this practice in May 2009, we have conducted 24 board assessments.
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
We operate our executive search business in six broad industry practice groups: financial services, professional services, life sciences, technology/media/telecom ("TMT"), consumer/retail and industrial. Executive search consultants in our industry practice groups bring an in-depth understanding of the market conditions and strategic and management issues faced by clients within their specific industry. Additionally, our executive search consultants have established networks of sources which often provide one-call access to the most sought after talent. The relative sizes of these industry practice groups, as measured by the percentage of 2014 net revenue and the number of executive search consultants as of December 31, 2014, are as follows:

Industry Practice Group	Percentage of 2014 Net Revenue	Number of Executive Search Consultants
Financial services	35.7%	56
Professional services	10.8%	17
Life sciences	15.3%	24
Technology/media/telecom	13.4%	21
Consumer/retail	10.2%	16
Industrial	14.6%	23
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
Our Executive Search Consultants and Other Employees
As of December 31, 2014, we had 631 full-time employees consisting of 157 executive search consultants, 58 associates, 77 researchers and 339 administrative and search support staff. We believe the high caliber, extensive experience and motivation of our professionals are critical factors to our success. We utilize a combination of base salary, revenue and volume bonuses, discretionary bonuses and equity compensation to compensate our employees. We consider relations with our employees to be good.
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
Clients
We have a diverse group of clients located throughout the world in a variety of industries. In 2014 and 2013, no client accounted for more than 5% of our revenue. From January 1, 2005, through December 31, 2014, we have performed 10,304 searches for over 2,700 clients, including some of the leading Fortune 1000, FTSE 100, DAX and CAC 40 companies as well as private equity and venture capital firms and their portfolio companies.
Historically, we have been successful in both adding to our client base and generating repeat business from existing clients. We believe that our dedication to successfully completing our retained searches in a timely and structured manner has enabled us to develop a strong and loyal client base. This has resulted in highly recurring revenue from our existing clients. For example, over the past three years, approximately 75% of our engagements came from clients who had previously used our services. In 2014, we had 326 clients that retained us to perform more than one search for them.
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
Research is largely based on our robust, growing, proprietary candidate database. Our database consists of over 1.5 million unique candidate profiles. The database connects pre-screened candidates to client information offering a concise opportunity for first round due diligence.
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

We depend on our overall professional reputation and brand name recognition to secure new engagements and hire qualified executive search consultants. In 2007, we changed our brand from Christian & Timbers to CTPartners. While we believe we have established our brand in the market, a number of our competitors have more established and better name recognition than us. Our success also depends on the individual reputations of our executive search consultants and senior management. We obtain many of our new engagements from existing clients or from referrals by those clients. A client who is dissatisfied with our work can adversely affect our ability to secure new engagements. If our reputation is negatively affected because of poor performance, our brand awareness does not continue to increase or as a result of unfavorable publicity, which we have experienced in recent months, we may experience difficulties in competing successfully for both new engagements and qualified executive search consultants, or retaining our consultants. Failure to maintain our professional reputation and brand name could have a material adverse effect on our business, financial condition and results of operations.

We may not be able to obtain additional funding if a need arises

We believe we can fund our existing operations through cash flows from operations and borrowing availability under our credit facility and note purchase agreement. However, if we incur greater than expected expenses, are subject to additional legal proceedings, encounter difficulties retaining consultants or customers, or any other unforseen unfavorable circumstances arise, we may require additional funding and there can be no assurance that such funding will be available at all or on acceptable terms.
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
Demand for our services is affected by global economic conditions and the general level of economic activity in the geographic regions and industries in which we operate. The concentration of our business in certain geographic regions and/or industries exacerbates this risk. For example, 30% of our net revenue in 2014 was derived from providing our services to the financial services industry. When conditions in the global economy, including the credit markets, deteriorate, or economic activity slows, companies may hire fewer permanent employees and some companies, as a cost-saving measure, may choose to rely on their own human resources departments rather than third-party search firms to find talent. Certain of the geographic regions and industries in which we operate have recently deteriorated significantly and may remain depressed for the foreseeable future. If the national or global economy or credit market conditions in general deteriorate, or the demand for our services in a significant industry decreases, our cash flows, business, financial condition and results of operations would be adversely affected.
We depend substantially on a limited number of key personnel who would be difficult to replace. If we lose the services of these individuals, our business would be adversely affected.
Our continued growth and success depend in large part on the managerial and leadership skills of our senior management team, particularly David C. Nocifora, our incoming chief executive officer and formerly our chief operating officer; and William J. Keneally, our chief financial officer. We rely on our senior management team to market our business, manage our globally dispersed business operations and hire and retain qualified executive search consultants. The success of our growth efforts depends on significant management attention to integration and coordination. The loss of the services of any member of our senior management team would have a material adverse effect on our business, financial condition and results of operations. The Board of Directors of the Company determined that, effective April 16, 2015, David C. Nocifora will replace Brian M. Sullivan as the Company’s Chief Executive Officer. Mr. Nocifora will also join the Company's Board of Directors.
If we are unable to prevent our executive search consultants from taking our clients or our executive search consultants with them to a competitor, our business, financial condition and results of operations could suffer.
Our success depends upon our ability to develop and maintain strong, long-term relationships with our clients. Although we work on building these relationships between our firm and our clients, in many cases, one or two executive search consultants have primary responsibility for a client relationship. Additionally, a limited number of executive search consultants have primary responsibility for a disproportionate share of our business. In 2014, for example, our top three executive search consultants had primary responsibility for generating business equal to approximately 8% of our net revenues, and our top ten executive search consultants had primary responsibility for generating business equal to approximately 21% of our net revenues. As of December 31, 2014, two of top ten executive search consultants have left the firm.
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
We rely heavily on information management systems and any interruptions or loss of key client data could adversely effect our business.
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
Much of our net revenue growth since 2004 is due to adding executive search consultants or acquiring established businesses in different geographic locations. We expect to continue to grow by, among other things, selectively adding executive search consultants. We may not, however, be able to identify appropriate executive search consultants, consummate such additions on satisfactory terms or integrate the acquired practices effectively and profitably into our existing operations. Our future success will depend in part on our ability to complete the integration of executive search consultants successfully into our operations. Failure to successfully integrate recently hired executive search consultants and complementary practices may adversely affect our profitability by creating operating inefficiencies that could increase operating expenses as a percentage of net revenues and reduce operating income. Further, the clients of recently hired executive search consultants may choose not to move their business to us.

We may not be able to manage effectively our expanding operations, which may impede our growth and/or negatively impact our performance.
Since 2004, we have experienced a period of rapid growth. This places a significant strain on our managerial and operational resources. Our number of employees grew from 88 as of December 31, 2004, to 631 as of December 31, 2014, mainly as a result of opening new non-U.S. locations, adding executive search consultants and staff supporting such executive search consultants, and acquisitions. To accommodate our future expected growth, we may need to implement new or upgraded operating and financial systems, procedures and controls throughout many different locations. These efforts may not be successful. Additionally, opening new office locations may strain our financial and management resources. Our failure to expand and integrate these systems, procedures and office locations efficiently could cause our expenses to increase disproportionately and our net revenues to decline or grow more slowly than expected, which could have a material adverse effect on our business, financial condition and results of operations.
Our multinational operations may be adversely affected by economic, social, political and legal risks.
We generate substantial net revenue outside the United States. We offer our services through twenty three countries outside the U.S. We are exposed to the risk of changes in economic, social, political and legal conditions inherent in international operations, which could have a significant impact on our business, financial condition and results of operations. In particular, we conduct business in countries where the legal systems, local laws and trade practices are unsettled and evolving. Commercial laws in these countries are sometimes vague, arbitrary and inconsistently applied. If we fail to comply with local laws, our business, financial condition and results of operations could suffer. In addition, the global nature of our operations poses challenges to our management as well as our financial and accounting systems. Failure to meet these challenges could have a material adverse effect on our business, financial condition and results of operations.
A significant currency fluctuation between the U.S. dollar and other currencies could adversely impact our operating income.
With operations in the Americas, Europe, the Middle East and Asia Pacific, we conduct business using various currencies. In 2014, 42% of our fee revenue was generated outside of North America. As we typically transact business in the local currency, our profitability may be impacted by the translation of foreign currency financial statements into U.S. dollars. Significant long-term fluctuations in relative currency values, in particular an increase in the value of the U.S. dollar against foreign currencies, could have a material adverse effect on our profitability and our business, financial condition and results of operations. This risk is offset by payment of expenditures in local currencies, to offset revenue exposure.
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

We face the risk of liability arising out of the operation of our business and litigation could have a material adverse effect on our business, financial condition and results of operations.

We are exposed to potential claims with respect to the executive search process. A client could assert a claim for violations of off-limits arrangements, breaches of confidentiality agreements or professional malpractice. In addition, candidates and client employees could assert claims against us. Possible claims include failure to maintain the confidentiality of the candidate’s employment search or for discrimination or other violations of employment laws or professional malpractice. In various countries, we are subject to data protection laws impacting the processing of candidate information. We may also be subject to lawsuits, administrative proceedings and claims by our employees or former employees, shareholders or other third parties that arise in the regular course of our business or otherwise. We maintain professional liability insurance in amounts and coverage that we believe are adequate. However, we cannot guarantee that our insurance will cover all claims or that coverage will always be available or sufficient. Significant uninsured liabilities could have a material adverse effect on our financial condition and results of operations. Even if we have adequate insurance coverage or we are subject to claims that we do not believe have merit, litigation could result in significant costs and the diversion of management attention. Litigation could also result in unfavorable publicity. For example, a complaint submitted to the Equal Employment Opportunity Comission by a former employee has recently resulted in media coverage. We are aware of several law firms that has announced they are investigating whether we violated securities laws in connection with events surrounding this claim and our recent announcement of preliminary financial results for 2014. On February 27, 2015 an announcement was made that class action has been commenced in the United States District Court for the Southern District of New York on behalf of purchasers of CTPartners Executive Search Inc. common stock during the period between February 26, 2014 and January 28, 2015.

While we do not believe that the EEOC claim has merit or that we have violated securities laws, unfavorable media coverage, regardless of the truth of any allegations or the validity of any claim, could further negatively affect our professional reputation and brand name and could result in other current or former employees bringing similar claims in the future, regardless of whether such claims have merit.
Risks Related to Ownership of Our Common Stock
The market price of our common stock may be highly volatile or may decline regardless of our operating performance.
Although our common stock is traded on the NYSE MKT exchange, it may remain illiquid, or “thinly traded,” which can increase volatility in the share price and make it difficult for investors to buy or sell shares in the public market without materially affecting the quoted share price. Further, investors seeking to buy or sell a certain quantity of our shares in the public market may be unable to do so within one or more trading days. If limited trading in our stock continues, it may be difficult for holders to sell their shares in the market at any given time at prevailing prices. We currently have one analyst covering our Company, which will likely impact trading volume.
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
In addition, the stock market in general has experienced extreme price and volume fluctuations that have often been unrelated or disproportionate to the operating performance of companies. These broad market and industry fluctuations, as well as general economic, political and market conditions such as recessions, interest rate changes or international currency fluctuations, may negatively impact the market price of our common stock. In addition, in the past, following periods of volatility in the overall market and the market price of a particular company’s securities, securities class action litigation has often been instituted against these companies. One action has been instituted against us, and we may be the target of more of this type of litigation in the future. Securities litigation could result in substantial costs and a diversion of our management’s attention and resources, whether or not we are successful in such litigation.

Sales of outstanding shares of our common stock into the market in the future could cause the market price of our common stock to drop significantly.

As of December 31, 2014, there were 7,270,297 shares of our common stock issued and outstanding. Sales of substantial amounts of our common stock in the public market, or the perception that such sales will occur, could adversely affect the market price of our common stock and make it difficult for us to raise funds through securities offerings in the future. The shares sold in our initial public offering in 2010 and February 2015 offering are eligible for sale in the public market without restriction by persons other than our affiliates. The restricted shares that were issued to existing equity holders when we converted from a limited liability company to a corporation at the time of our initial public offering are also eligible for sale in the public market without restriction by persons other than our affiliates. Because our shares are relatively thinly-traded and we have a relatively small public float relative to the total number of shares of our common stock that are issued and outstanding, any adverse effect of such sales could be significant. We have also filed a registration statement on Form S-8 under the Securities Act registering the issuance of up to 1,000,000 shares of our common stock under our 2010 Equity Incentive Plan. As a result of such registration, any such shares issued to persons other than our affiliates pursuant to our 2010 Equity Incentive Plan are or will be freely tradable in the public market.
Our principal stockholders may exert substantial influence over us and may exercise their control in a manner adverse to your interests.
Collectively, our executive officers, directors and significant employee shareholders own 1.8 million shares, or 24.2%, of our outstanding common stock as of December 31, 2014. Because a limited number of persons may exert substantial influence over us, transactions could be difficult or impossible to complete without the support of those persons. It is possible that these persons will exercise control over us in a manner adverse to your interests.

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
Anti-takeover provisions in our rights agreement, charter documents and under Delaware law could make an acquisition of us, which may be beneficial to our stockholders, more difficult and may prevent attempts by our stockholders to replace or remove our current management.
On March 4, 2015, the Board of Directors adopted a stockholder rights agreement that is designed to prevent a stockholder from acquiring 15% or more of the Company's common stock without approval from the Board of Directors. In additions, provisions in our certificate of incorporation and bylaws may delay or prevent an acquisition of us or a change in our management. These provisions include:

•	a board of directors whose members can only be dismissed for cause;

•	the right of the board of directors to elect a director to fill a vacancy created by the expansion of the board of directors;

•	the ability of the board of directors to alter our bylaws without obtaining stockholder approval;

•	the prohibition on actions by written consent of our stockholders;

•	the limitation on who may call a special meeting of stockholders;

•	the establishment of advance notice requirements for nominations for election to our board of directors or for proposing matters that can be acted upon at stockholder meetings;

•	the ability of our board of directors to issue preferred stock without stockholder approval, which would increase the number of outstanding shares and could thwart a takeover attempt;

•	the requirement of at least 75% of the outstanding common stock to amend any of the foregoing provisions; and

•	shareholder rights agreement adopted on March 4, 2015.
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
None.
ITEM 2. PROPERTIES
Offices
Our principal executive offices are located in New York, New York, and our corporate, administrative and research functions are located in our office in Cleveland, Ohio. Our operations are based in the following locations:

U.S. Locations	Non-U.S. Locations
Boston, MA	Dubai, United Arab Emirates	Bogota, Colombia
Chicago, IL	Mumbai, India	Caracas, Venezuela
Cleveland, OH	Hong Kong	Lima, Peru
Columbia, MD	London, United Kingdom	Mexico City, Mexico
Houston, TX	Paris, France	Panama City, Panama
Miami, FL	Shanghai, China	Santiago, Chile
New York, NY	Beijing, China	Sao Paulo, Brazil
Silicon Valley, CA	Singapore	Sydney, Australia
San Francisco, CA	Auckland, New Zealand	Melbourne, Australia
Washington, DC	Bucharest, Romania	Perth, Australia
	Sofia, Bulgaria	Vienna, Austria
	Prague, Czech Republic	Salzburg, Austria
	Cologne, Germany	Budapest, Hungary
	Hamburg, Germany	Frankfurt, Germany
	Heidelberg, Germany	Munich, Germany
	Zurich, Switzerland	Stuttgart, Germany
	Geneva, Switzerland	Moscow, Russia
All of our offices are leased. We do not own any real property.

ITEM 3. LEGAL PROCEEDINGS
From time to time we are involved in litigation incidental to our business. We are aware that a complaint was submitted to the Equal Employment Opportunity Commission ("EEOC") by a former employee, which has resulted in negative media coverage. Management does not believe there is merit to the allegation stated in the complaint.

On February 27, 2015, a putative class action against CTPartners Executive Search Inc. and certain of its officers and/or directors was filed (Zinno v. CTPartners Executive Search Inc., et al., Southern District of New York, Case No. 15-cv-1476). Plaintiff alleges certain violations of the Federal securities laws, and seeks damages on his own behalf and on behalf of the putative class for general damages, interest, costs, attorneys’ fees, and unspecified equitable and/or injunctive relief. Management believes these allegations are without merit and  will defend this action vigorously.  We are unable to evaluate the likelihood of an outcome, favorable or unfavorable, to CTPartners or to estimate the amount or range of any potential loss at this time.

ITEM 4. MINE SAFETY DISCLOSURES
Not applicable.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
Market
Our common stock is listed on the NYSE MKT market. The trading symbol is CTP.
Prices
The table below sets forth the high and low sales prices during each calendar quarter for the years ended December 31, 2014 and 2013.

2014	High	Low
Fourth Quarter	$23.75	$12.25
Third Quarter	20.35	9.32
Second Quarter	11.45	7.66
First Quarter	12.01	5.26
2013
Fourth Quarter	$6.88	$4.57
Third Quarter	5.40	4.15
Second Quarter	5.08	3.00
First Quarter	4.80	3.54
As of March 19, 2015, the closing price was $6.15 and there were 29 stockholders of record of the common stock.
Issuer Purchases of Equity Securities
None.

Equity Compensation Plan Information

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders	287,733	$4.88	168,863
Equity compensation plans not approved by security holders	0	N/A	0
Total	287,733	N/A	168,863
Use of Proceeds from Registered Securities
None.

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

Management’s Discussion and Analysis of Financial Condition and Results of operations has been prepared for the twelve-month periods ending December 31, 2014, and 2013.
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
Recent Events and Challenges
We are currently facing several challenges.  Commencing in December 2014, we began receiving unfavorable publicity regarding a complaint submitted to the EEOC by a former employee.  We also withdrew an announced public equity offering in December 2014.  In January 2015, we announced preliminary fourth quarter results that fell short of our expectations and then subsequently revised those preliminary results downward.  We also withdrew our first quarter and full year 2015 earnings guidance at that time.  In light of that revision and withdrawal of guidance, we suspended marketing efforts for another announced public equity offering before completing a significantly downsized offering at the end of January 2015 for $4.2 million in net proceeds after underwriting discounts and expenses.  Our stock price declined significantly in December 2014 and January 2015, and several research analysts covering our Company ceased coverage.  Several law firms have announced investigations into whether we violated securities laws, and a purported class action on behalf of purchasers of our common stock during the period between February 26, 2014 and January 28, 2015 was filed against us on February 27, 2015 on the United States District Court for the Southern District of New York. We believe these allegations have no merit.
The foregoing events have created significant challenges surrounding our business and, in particular, our ability to retain consultants and customers. Since December 31, 2014, mainly due to the impact of the recent negative publicity, 15 of our consultants have departed the firm, two of which were within our top ten revenue producers but not within our top three. These departures could have a material effect on our ability to generate revenue consistent with our historical trends.
On February 6, 2015, we received an unsolicited, non-binding proposal from DHR International to acquire all of the outstanding shares of the Company for $7.00 per share.  On February 24, 2015, we announced that the Board of Directors formed a Special Committee, composed solely of independent directors, to review strategic alternatives for the Company, including the proposal from DHR International and a range of other alternatives.  The Company announced, effective April 16, 2015, our Chief Operating Officer David C. Nocifora would replace Brian Sullivan as Chief Executive Officer and that we were conducting a search for a new non-executive director to chair the Board. Michael Feiner, an independent director, has agreed to serve as interim Chairman of the Board.
DHR International also proposed to our Board six director nominees.
We recently entered amended our credit agreement and entered into an additional $12.5 million note purchase agreement that we believe will provide sufficient funding to finance our operations.  However, if we incur greater than expected expenses, are subject to additional legal proceedings, if we encounter additional difficulties retaining consultants or customers, or any other unforseen events arise, we may require additional funding and there can be no assurance that it will be available at all or on acceptable terms.
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
2014 Overview
On March 1, 2014, the Company acquired Johnson Executive Search ("Johnson"), an independent executive search and leadership advisory firm based in Sydney, Austria. The firm works with clients in the financial services, legal and professional services, technology and communications, consumer and industrial sector. We paid $2.3 million in cash on the date of acquisition, and recorded a seller note payable valued at $2.5 million, payable over 3 years from the date of acquisition, and subject to adjustment based on certain revenue targets over three years. As of December 31, 2014, the results of operations for Johnson did not meet the Company's projections. As a result, the Company re-measured the fair value of note payable and recorded a reduction to the amount payable of $0.8 million.
On May 2, 2013, the Company acquired a 51% controlling ownership interest in Augmentum Consulting, Ltd. ("Augmentum"), a London based search firm. On September 4, 2014, we acquired remaining 49% ownership in Augmentum for $3.9 million, of which $1.6 million was paid in cash. The reminder will be paid over two years.
On July 1, 2014, we acquired Park Brown International Pty Ltd ("Park Brown"), an executive search firm focusing on the energy, natural resources and infrastructure sectors based in Perth, Australia. We paid $0.9 in cash at closing, and recorded a note payable of $2.1 million, payable over three years from the date of acquisition, and subject to adjustments based on certain revenue targets over three years.
On December 1, 2014, the Company acquired Neumann Leadership Holding GmbH ("Neumann"), an executive search firm based in Austria, with offices in Germany, Hungary, Czech Republic, Romania, and Bulgaria. We paid $0.5 million in cash at closing, and recorded a note payable valued at $1.7 million, payable over 3 years from the date of acquisition.
Net revenue for the year ended December 31, 2014, increased $42.3 million while operating income improved by $8.4 million, compared to the year ended December 31, 2013.
Operating income for the year ended December 31, 2014 was $5.7 million, compared to an operating loss of $2.7 million for the year ended December 31, 2013. Excluding certain non-recurring charges of $2.9 million for the year ended December 31, 2014, and $5.9 million for the year ended December 31, 2013, as defined in the reconciliation of Non-GAAP measures, adjusted operating income improved by $5.5 million, to $8.7 million at December 31, 2014. The increase primarily reflects an increase in net revenues of $42.3 million, offset by an increase in compensation expense of $30.3 million and an increase in general and administrative expenses of $6.3 million.
For the year ended December 31, 2014, we were engaged to perform 1,742 searches, for the year ended December 31, 2013, we were engaged to perform 1,395 searches. During the twelve months ended December 31, 2014, we placed candidates in 569 U.S. searches and in 790 non-U.S. searches. For the twelve-month period ended December 31, 2013, we placed candidates in 509 U.S. searches and in 522 non-U.S. searches.
Relevant data is set forth below:

Performance Metrics	Year Ended December 31, 2014	Year Ended December 31, 2013	Increase/ Decrease	Percentage Increase/ Decrease
	(in thousands, except number of search assignments and search consultants)
Number of new search assignments	1,742	1,395	347	24.9%
Number of executive search consultants (as of period end)	157	128	29	22.7%
Productivity, as measured by average annualized net revenue per executive search consultant (1)	$1,232	$1,042	$190	18.2%
Average revenue per executive search	$101	$97	$4	4.1%
(1) Productivity calculation is based on full time equivalent consultant headcount.
Adjusted Performance Measure, Excluding Non-Operational Charges
We utilize Adjusted Net Income/(Loss) and Adjusted Income/(Loss) per common share, non-GAAP financial measures, as measures of our results of operations. We calculated Adjusted Net Income/(Loss) as Net Income/(Loss) excluding the following charges which we do not believe are reflective of our operational results:

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

Reconciliation of Non-GAAP Measures

	(in thousands, except per share amounts)
	Year ended December 31
	2014	2013
CALCULATION OF "AS ADJUSTED" PERFORMANCE MEASURE
Net income/(loss)	$3,395	$(1,770)
Adjustments:
Post-combination compensation and reorganization expense	39	2,659
Foreign exchange loss/(gain) on funding of foreign subsidiaries	467	867
Costs incurred for acquisition and integration	2,443	1,748
Impairment charges	—	594
Tax effect of the adjustments	(1,121)	(2,280)
Adjusted net income	$5,223	$1,818

Interest expense/(income)	266	179
Tax expense/(benefit)	3,202	1,165
Adjusted operating income	8,691	3,162
Depreciation and amortization	$2,361	$1,982
Adjusted EBITDA	$11,052	$5,144

Adjusted operating margin	5.0%	2.4%

Adjusted EBITDA margin	6.4%	3.9%

Earnings per common share, as adjusted	$0.70	$0.24
Use of non-GAAP measures: The table above contains selected financial information calculated other than in accordance with U.S. Generally Acceptable Accounting Principles (“GAAP”).
Results of Operations
Twelve Month Period Ended December 31, 2014 Compared to Twelve Month Period Ended December 31, 2013
Net Revenue. Net revenue increased $42.3 million, or 32.4%, to $172.5 million in 2014 from $130.3 million in 2013. The increase in net revenue is attributed to both acquisitions and organic growth.
Compensation and Benefits Expenses. Compensation and employee benefits expense increased $28.2 million, or 28.0%, to $128.7 million in 2014 from $100.6 million in 2013. As a percentage of net revenue, compensation and benefits decreased to 74.6% in 2014 from 77.2% in 2013. Excluding certain adjustments of $0.5 million and $2.7 million for the year ended December 31, 2014 and 2013, respectively, as defined in reconciliation of non-GAAP measures, compensation and benefits expense increased $30.3 million, decreased to 74.3% of net revenue in 2014, compared to 75.1% in 2013. The increase in compensation and benefits expenses is due to increased revenues.
General and Administrative Expenses. General and administrative expenses increased $5.6 million, or 17.4%, to $37.5 million in 2014 from $32.0 million in 2013. Excluding non-operational charges of $2.4 million and $3.2 million for the years ended December 31, 2014 and 2013, as defined in the reconciliation of non-GAAP measures, general and administrative expenses increased by $6.3 million, to $35.1 million in 2014. The increase is comprised of $0.7 million in business development, $0.7 million in internal recruiting and $0.6 million in amortization of intangible assets. The remainder of the increase is due to business acquired in 2014.
Operating Income/Loss. Operating income was $5.7 million for the year ended 2014, an increase of $8.4 million compared to an operating loss of $2.7 million in 2013. Excluding certain non-recurring charges, adjusted operating income improved by $5.5 million, to an operating income of $8.7 million in 2014. The improvement primarily reflects an increase in net revenue of $42.3 million, offset by an increase in compensation and benefits of $30.3 million, and an increase in general administrative costs of $6.3 million.
Net Interest Expense. Net interest expense was $0.3 million in 2014, compared to $0.2 million in 2013. The net interest expense reflects the discount on seller-financed notes issued in acquisitions as well as interest paid on the use of our line of credit.

Income/Loss Before Taxes and Income Tax Expense/Benefit. In 2014 we recorded an income before income taxes of $5.5 million and an income tax expense of $2.1 million, compared to a loss before income taxes of $2.9 million and an income tax benefit of $1.1 million in 2013. The increase in income tax expense is primarily due to a $8.4 million increase in income before income taxes. The Company's effective tax rate was 38.0% and 38.6% for the years ended December 31, 2014 and 2013, respectively.

Net Income/Loss. Net income for the year ended December 31, 2014 was $3.4 million, as compared to a net loss of $1.8 million for the same period in 2013. Adjusted net income increased $3.4 million, to an adjusted net income of $5.2 million for the twelve months ended December 31, 2014, as compared to an adjusted net income of $1.8 million for the twelve months ended December 31, 2013.

Net Income/Loss Attributable to the Company. As fully described in Note 2, we acquired a controlling interest in Augmentum Consulting Ltd. For the year ended September 30, 2014 and 2013, we allocated $0.1 million of net income and $0.1 million of net loss, respectively, to the redeemable noncontrolling interest. Net income attributable to the Company for the year ended December 31, 2014 was $3.3 million as compared to net loss of $1.6 million for the same period in 2013.

Earnings/Loss per common share. Basic earnings per common share were $0.46, and diluted earnings per share were $0.44 for the year ended December 31, 2014, as compared to basic and diluted loss per common share of $0.23 for the year ended December 31, 2013. Adjusted earnings per share was $0.70 for the twelve months ended December 31, 2014, an increase of $0.45 per share as compared to an adjusted earnings per share of $0.24 for the twelve months ended December 31, 2013.
Liquidity and Capital Resources
General. Our primary sources of liquidity are cash, cash flows from operations and borrowing availability under our credit facilities.  On April 8, 2015 we amended our credit facility agreement and entered into a separate note purchase agreement.
We continually evaluate our liquidity requirements, capital needs and availability of capital resources based on our operating needs.  We believe that our existing cash balances together with funds expected to be generated from operations and funds available under our new credit facilities will be sufficient to finance our operations for at least the next 12 months.  However, if we incur greater than expected expenses, are subject to additional legal proceedings, we encounter difficulties retaining consultants or customers, or any other unforseen circumstances arise, we may require additional funding and there can be no assurance that it will be available at all or on acceptable terms.
The following table summarizes our cash flow for the periods shown:

	(in thousands)
	Year Ended December 31,
	2014	2013
Net cash provided by/(used in) operating activities	$(191)	$2,918
Net cash used in investing activities	(11,656)	(9,735)
Net cash provided by/(used in) financing activities	11,273	(3,745)
Net increase (decrease) in cash	$(574)	$(10,562)
Cash. Cash at December 31, 2014 was $5.2 million, as compared to $5.7 million at December 31, 2013.
Cash Flow from Operating Activities. In 2014, cash used by operating activities was $0.2 million, compared to cash provided by operating activities of $2.9 million in 2013. The difference is primarily due an increase in working capital balances due to growth of the business, both organic and through acquisitions.
Cash from Investing Activities. In 2014, cash used in investing activities was $11.7 million compared to $9.7 million million in 2013. For the year ended December 31, 2014, the cash used in investing activity was principally comprised of $3.7 million cash payment related to the acquisition of Johnson Executive Search, Park Brown and Neumann, $4.6 million of notes receivable issued connection with new partner acquisitions, and $2.7 million in capital expenditures. During the year ended December 31, 2013, cash used in the investing activity was comprised primarily of $1.0 million of cash payment related to acquisition of Augmentum and Taylor Consultancy, $7.2 million of notes receivable issued in connection with new partner acquisitions, and $1.7 million in capital expenditures.
Financing Activities. In 2014, cash provided by financing activities of $11.3 million was due to draw on the line of credit of $17.2 million, offset by $6.0 million in payments on long term debt. During 2013, cash used for financing activities was $3.7 million, comprised primarily of payments on seller financed notes.
On April 8, 2015, CTPartners Executive Search Inc. ("the Company") amended its existing credit facility agreement with JPMorgan Chase Bank, N.A. and entered into a second-lien note purchase agreement "the "Note Purchase Agreement" with a publicly traded insurance company and an affiliate thereof. The notes are issuable in two tranches of $6.25 million with the first tranche closed on before April 14, 2015. The second tranche of $6.25 million is scheduled to close 90 days after the first funding, subject to certain conditions set forth in the Note Purchase Agreement. The notes bear interest at an adjusted LIBOR rate (as defined in the Note Purchase Agreement) which is currently approximately 12% and mature in April of 2020. The Company must comply with certain affirmative and negative covenants.

Under our credit facility agreement, which expires on August 31, 2016 we have the borrowing capacity to $20.0 million at LIBOR plus 2.75%. We had $17.2 million borrowings outstanding under our credit facility at December 31, 2014, and zero borrowings at December 31, 2013. As of December 31, 2014, we had $2.8 million available to borrow. As of December 31, 2013, we had $14.0 million available to borrow. The Company is required to comply with certain covenants. During 2014 and 2013, and as of December 31, 2014 and 2013, the Company was in compliance with the covenants under the existing line of credit and no events of default existed.
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
An accounting policy is deemed to be critical if it requires an accounting estimate to be made based on assumptions about matters that are highly uncertain at the time the estimate is made, and if different estimates that reasonably could have been used, or changes in the accounting estimates that are reasonably likely to occur periodically, could materially impact the financial statements. Management believes the following critical accounting policies reflect the Company’s more significant estimates and assumptions used in the preparation of our consolidated financial statements.
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

Recent Accounting Pronouncements
In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers (Topic 606), requiring an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to customers. The updated standard will replace most existing revenue recognition guidance in U.S. GAAP when it becomes effective and permits the use of either a full retrospective or retrospective with cumulative effect transition method. The updated standard becomes effective for the Company in the first quarter of fiscal year 2017. The Company has not yet selected a transition method and is currently evaluating the effect that the updated standard will have on the consolidated financial statements.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Not applicable.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders
CTPartners Executive Search Inc.

We have audited the accompanying consolidated balance sheets of CTPartners Executive Search Inc. (the Company) as of December 31, 2014 and 2013, and the related consolidated statements of operations, comprehensive income (loss), stockholders' equity, and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of CTPartners Executive Search Inc. as of December 31, 2014 and 2013, and the results of its operations and its cash flows for the years then ended, in conformity with U.S. generally accepted accounting principles.

/s/McGladrey LLP

Cleveland, Ohio
April 15, 2015

CTPARTNERS EXECUTIVE SEARCH INC.
CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share amounts)

	December 31, 2014	December 31, 2013
Assets
Current Assets
Cash	$5,215	$5,654
Accounts receivable, net	38,742	26,381
Other receivables	601	433
Prepaid expenses	4,284	3,974
Deferred income taxes	4,829	3,184
Other	5,327	4,411
Total current assets	58,998	44,037
Non-current assets
Leasehold improvements and equipment, net	5,681	4,149
Goodwill	11,789	5,811
Intangibles, net	4,882	3,746
Other assets	7,366	5,517
Deferred income taxes	3,641	5,482
	$92,357	$68,742
Liabilities and Stockholders’ Equity
Current Liabilities
Current portion of long-term debt	$4,280	$4,762
Line of credit	17,207	—
Accounts payable	4,965	3,813
Accrued compensation	32,220	25,201
Accrued business taxes	3,430	2,079
Income taxes payable	774	710
Accrued expenses	2,532	5,571
Total current liabilities	65,408	42,136
Long-Term Liabilities
Long-term debt, less current maturities	3,549	1,295
Deferred rent, less current maturities	646	1,050
Total long-term liabilities	4,195	2,345
Noncontrolling redeemable interest	—	4,088
Stockholders’ Equity
Preferred stock: 1,000,000 shares authorized, no shares issued and outstanding	—	—
Common stock: $0.001 par value, 15,000,000 shares authorized, 7,695,635 and 7,540,821 shares issued at December 31, 2014 and 2013 respectively. 7,270,297 and 7,110,292 outstanding at December 31, 2014 and 2013, respectively	8	8
Additional paid-in capital	38,116	37,778
Accumulated deficit	(10,935)	(14,242)
Accumulated other comprehensive (loss), net of tax	(2,308)	(1,275)
Treasury stock at cost 425,338 and 430,529 shares at December 31, 2014 and 2013 respectively.	(2,127)	(2,096)
	22,754	20,173
	$92,357	$68,742
See Notes to Consolidated Financial Statements.

CTPARTNERS EXECUTIVE SEARCH INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands except share and per share amounts)

	Year Ended December 31, 2014	Year Ended December 31, 2013
Revenue
Net revenue	$172,533	$130,278
Reimbursable expenses	4,290	4,002
Total revenue	176,823	134,280
Operating expenses
Compensation and benefits	128,727	100,553
General and administrative	37,544	31,985
Reimbursable expenses	4,810	4,448
Total operating expenses	171,081	136,986
Operating income (loss)	5,742	(2,706)
Interest expense, net	(266)	(179)
Income (loss) before income taxes	5,476	(2,885)
Income tax (expense) benefit	(2,081)	1,115
Net income (loss)	3,395	(1,770)
Net (income) loss attributable to redeemable noncontrolling interest	(88)	138
Net income (loss) attributable to the Company	$3,307	$(1,632)

Basic earnings/(loss) per common share	$0.46	$(0.23)
Diluted income (loss) per common share	0.44	(0.23)
Basic and diluted weighted average common shares	7,213,345	7,055,734
Diluted weighted average common shares	7,489,552	7,055,734
See Notes to Consolidated Financial Statements.

CTPARTNERS EXECUTIVE SEARCH INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(in thousands)

	Year Ended December 31, 2014	Year Ended December 31, 2013
Net income (loss)	$3,395	$(1,770)
Other Comprehensive Income (Loss), net of tax
Foreign currency translation adjustments	(1,033)	82
Other	—	—
Comprehensive income (loss)	$2,362	$(1,688)
Comprehensive (income) loss attributable to redeemable noncontrolling interest	(88)	138
Comprehensive income (loss) attributable to the Company	$2,274	$(1,550)
See Notes to Consolidated Financial Statements.

CTPARTNERS EXECUTIVE SEARCH INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(in thousands, except share and per share amounts)

	Common Stock		Additional Paid-in	Accumulated	Accumulated Other Comprehensive	Treasury	Total Stockholders’
	Shares	Amount	Capital	Deficit	Income (Loss)	Stock	Equity
Balance, December 31, 2012	6,983,561	$7	$36,846	$(12,610)	$(1,357)	$(2,075)	$20,811
Net loss				(1,770)			(1,770)
Foreign currency translation adjustments					82	—	82
Net loss attributable to noncontrolling interest			(138)	138		—	—
Other						—	—
Share-based compensation	107,107	1	795			—	796
Employee stock purchase program	24,467		275				275
Treasury Stock	(4,843)					(21)	(21)
Balance, December 31, 2013	7,110,292	8	37,778	(14,242)	(1,275)	(2,096)	20,173
Net income				3,395			3,395
Net (income) loss attributable to noncontroling interest			88	(88)			—
Foreign currency translation adjustments			(419)		(1,033)		(1,452)
Share-based compensation	154,814		669				669
Treasury Stock	5,191					(31)	(31)
Balance, December 31, 2014	7,270,297	$8	$38,116	$(10,935)	$(2,308)	$(2,127)	$22,754

See Notes to Consolidated Financial Statements.

CTPARTNERS EXECUTIVE SEARCH INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Years Ended December 31,
	2014	2013
Cash Flows From Operating Activities
Net income (loss)	3,395	(1,770)
Adjustments to reconcile net income/(loss) to net cash provided by/(used in) operating activities
Depreciation and amortization	2,361	1,982
Reorganization charges	—	48
Share-based compensation	669	796
Amortization of discount on seller notes	9	116
Change in fair value of contingent consideration	(458)	—
Amortization of post-combination compensation	—	1,878
Impairment charges	—	594
Deferred income taxes	98	(2,736)
Deferred rent	(313)	(266)
Changes in operating assets and liabilities, net of effect of acquired businesses:
Accounts receivable, net	(11,978)	(1,104)
Prepaid expenses	857	423
Other assets and receivables	(1,683)	(1,027)
Accounts payable	640	1,792
Accrued compensation	8,049	908
Accrued business taxes	1,316	(22)
Income taxes payable	(75)	323
Accrued expenses	(3,078)	983
Net cash provided by (used in) operating activities	(191)	2,918
Cash Flows From Investing Activities
Acquisition of businesses	(3,740)	(1,033)
Acquisition of noncontrolling interest	(1,629)	—
Purchase of leasehold improvements and equipment	(2,696)	(1,665)
Notes receivable issued	(4,591)	(7,210)
Repayment of notes receivable	1,000	173
Net cash used in investing activities	(11,656)	(9,735)
Cash Flows From Financing Activities
Principal payments on long-term debt	(5,992)	(3,745)
Net proceeds (payments) on revolving credit facility	17,207	—
Repurchase of common stock	58	—
Net cash provided by/(used in) financing activities	11,273	(3,745)
Net decrease in cash	(574)	(10,562)
Effect of foreign currency on cash	135	269
Cash:
Beginning	5,654	15,947
Ending	5,215	5,654

(in thousands)

	Years Ended December 31,
Supplemental Disclosures of Cash Flow Information	2014	2013
Cash paid (refunded) during the year for
Interest	$396	$273
Income taxes	$(63)	$461

Supplemental Disclosures of Non-Cash Financing Information
Seller financing of fixed asset additions	$117	$409
Employee discount stock purchase award in lieu of cash compensation	$—	$275
Treasury stock acquired in lieu of shareholder receivable	$(90)	$(21)

Forgiveness of notes receivable	$833	$120

Supplemental Disclosure of Non-Cash Investing Activities
Acquisition of businesses
Total identifiable assets acquired	$3,829	$2,852
Goodwill	6,926	5,289
Deferred post-combination compensation	769	—
Aggregate purchase price per purchase agreement	$11,524	$8,141
Seller note	(6,364)	(2,592)
Redeemable noncontrolling interest	$—	$(3,849)
Cash paid for acquisition of a business	$5,160	$1,700
Less cash acquired	$(1,420)	$(667)
Cash paid for acquisition of a business net of cash acquired	3,740	1,033

Acquisition of non-controlling interest
Non-controlling interest	3,852	—
Seller note	(2,223)	—
Cash paid for acquisition of non-controlling interest	1,629	—
See Notes to Consolidated Financial Statements.

Table of Contents CTPARTNERS EXECUTIVE SEARCH INC.
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
Deferred Rent — The Company recognizes rent expense on a straight-line basis over the term of the lease. Deferred rent is recognized for the excess of rental expense over rental payments. The portion of deferred rent which will not be recognized into the consolidated statement of operations within one year is included as a long-term liability on the consolidated balance sheets at December 31, 2014, and 2013.

Share-Based Compensation — The Company has an equity incentive plan under which the Board of Directors may grant restricted stock or stock options to employees and consultants. Share based compensation cost is measured on the grant date fair value of the award, and recognized in the financial statements over the requisite service period.
Income Taxes — The Company’s subsidiaries are subject to entity-level income taxes in their respective foreign jurisdictions. For U.S. federal income tax purposes, the Company has made an election to include the income or loss of its global subsidiaries in the consolidated US tax return, except for Neumann Leadership Holding (Neumann). CTPartners pays US federal income tax on its worldwide income, excluding Neumann, reduced by income tax credits for foreign income taxes incurred. The income tax for Neumann companies is paid in local jurisdictions.

Table of Contents CTPARTNERS EXECUTIVE SEARCH INC.
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
Foreign Currency Translation — The Company generally designates the local currency for all its foreign subsidiaries as the functional currency, except for Venezuela, as discussed below. Accordingly, assets and liabilities of these subsidiaries are translated at the exchange rate in effect at each period. The results of operations are translated at the average monthly rate of exchange. Translation adjustments arising from the use of differing exchange rates from period to period are recorded as part of accumulated other comprehensive income (loss). Gains and losses from transactions denominated in non-functional currency are included in operating results for the period. For 2014 and 2013, net foreign currency gains (losses) included in net income/loss were :

	Year Ended December 31, 2014	Year Ended December 31, 2013
Net foreign currency gain/(loss)	$(1,093)	$(1,139)

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

The Venezuelan Central Bank is the only institution through which foreign currency-denominated transactions can be brokered. Under the system known as the Foreign Currency Securities Transactions System (SITME), entities domiciled in Venezuela can buy U.S. dollar-denominated securities only through banks authorized by Venezuelan Central Bank to import goods, services, or capital inputs. SITME imposes volume restrictions on an entity's trading activity, limiting such activity to a maximum amount equivalent of $50,000 per day, not exceeding $350,000 in a calendar month. This limitation is non-cumulative. Given the limited availability of alternative exchange mechanisms in Venezuela, the Company used the published SITME rate to re-measure transactions denominated in Bolivars. In February of 2013, the Venezuelan government eliminated the SITME rate and devalued its currency. As of December 31, 2014, the exchange rate was 6.30 Bolivares per U.S. dollar. During the twelve months ending December 31, 2014, the Company's Venezuelan operations generated 2.49% of consolidated net revenue.

Accumulated Other Comprehensive Loss — The Company’s accumulated other comprehensive (loss), net of tax, is comprised of, and related to, the following:

	December 31, 2014	December 31, 2013
Foreign currency translation adjustments	(2,121)	(1,088)
Other	(187)	(187)
	$(2,308)	$(1,275)
Financial Instruments — Cash is stated at cost, which approximates fair market value. The carrying value for account receivables, accounts payable, and other accrued liabilities reasonably approximates fair market value due to the nature of the financial instruments and the short term nature of the item. In 2014, the Company recorded three notes payable to seller in connection with acquiring Neumann, Park Brown and Johnson. In 2013, the Company recorded two additional notes payable to seller in connection with acquisition of Augmentum and Taylor Consulting. These notes were recorded at fair value at the time of acquisition, and re-measured each reporting period.
Fair Value — The Company measures the fair values in accordance with accounting guidance that defines fair value, provides guidance for measuring fair value and requires certain disclosures. The guidance also discusses valuation techniques, such as the market approach

Table of Contents CTPARTNERS EXECUTIVE SEARCH INC.
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
Goodwill - Goodwill represents the excess of the purchase price over the fair value of assets acquired and liabilities assumed, if any. The goodwill impairment test compares the fair value of a reporting unit with its carrying amount, including goodwill. If the carrying amount of a reporting unit exceeds its fair value, goodwill of the reporting unit would be considered impaired. To measure the amount of the impairment loss, the implied fair value of a reporting unit's goodwill is compared to the carrying amount of that goodwill. If the carrying amount of a reporting unit's goodwill exceeds the implied fair value of that goodwill, an impairment loss is indicated. The Company conducted its annual goodwill impairment evaluation as of December 31, 2014. For this test, the fair value of the Company's relevant reporting unit is determined using a combination of valuation techniques, including a discounted cash flow methodology. The discounted cash flow approach is dependent on a number of factors, including estimates of future market growth and trends, forecasted revenue and costs, and the appropriate discount rates. The completion of the first step of the goodwill impairment indicated that the fair value of the reporting unit exceeded its carrying amount. As of December 31, 2014 and 2013, there were no indicators of impairment with respect to the Company's goodwill.
Intangible Assets - Intangible assets primarily consist of customer relationships, developed technology and trademarks, and are recorded at their estimated fair value at the date of acquisition. Customer relationships and developed technology are amortized using the straight-line method over their estimated useful lives of 10 years. Certain trademarks are considered indefinite-lived intangible assets, and must be tested for impairment annually, or more frequently if the events or changes in circumstances indicate that the asset might be impaired. During the year ended December 31, 2013, the Company recorded an impairment charge of $0.6 million, relating to intangible assets acquired in Cheverny CEO Search, S.A. business combination.
Redeemable Noncontrolling Interest - On May 2, 2013, the Company acquired a 51% controlling ownership interest in Augmentum. The Company had the right to call the remaining 49% interest, and Augmentum shareholders had the right to put the remaining 49% interest for a limited amount of time after the first anniversary of acquisition, at a pre-determined price, adjustable based on certain revenue targets. The "put" option expired on September 12, 2014, and the call option continues to exist indefinitely. The put option requires the noncontrolling interest to be classified as redeemable, recorded in the mezzanine equity on the Company's consolidated balance sheet, and measured at the greater of estimated redemption value, which approximates fair value, at the end of each reporting period or the historic cost basis. The resulting increases or decreases in the estimated redemption amount are affected by corresponding charges or credits against retained earnings, or in the absence of retained earnings, additional paid in capital. If the put option becomes no longer exercisable, the redeemable noncontrolling interest will be reclassified to noncontrolling interest and included in the permanent equity on the Company's consolidated balance sheet. The Company exercised its call option to acquire remaining 49% of interest in Augmentum in the third quarter of 2014.
Reclassifications — Certain items in the 2013 consolidated financial statements have been reclassified to conform to the 2014 presentation.

Note 2. Acquisitions

Neumann Leadership
On December 1, 2014, the Company acquired Neumann Leadership Holding GmbH ("Neumann"), an executive search firm based in Austria, with offices in Germany, Hungary, Czech Republic, Romania, and Bulgaria. This acquisition expands the Company's presence in Central Europe.
The Company paid $0.5 million in cash on the acquisition date, additional $1.0 million to redeem Neumann's bank debt, and recorded a seller note payable valued at $1.7 million, payable over three years from the date of acquisition. A portion of the purchase price is contingent on continuing employment. Pursuant to the purchase agreement, certain selling shareholders are required to continue employment with the Company through the date of payment in order to receive a portion of the purchase price, totaling $0.8 million. The contingent portion of the purchase price was accounted for as compensation for post-combination services, and will be recognized over three years using graded-vesting method.

Table of Contents CTPARTNERS EXECUTIVE SEARCH INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(All tables in thousands, except share and per share amounts)

The following table summarizes the preliminary fair values of the consideration transferred, assets acquired and liabilities assumed, at acquisition date:

Fair value of consideration transferred:
Cash	$1,525
Seller note payable for contingent consideration	1,745
Total	$3,270

Recognized amounts of identifiable assets acquired and liabilities assumed
Cash	$706
Accounts receivable	1,293
Other assets	51
Trade names and trademarks	522
Database content	447
Deferred post-combination compensation	769
Property and equipment	233
Accrued compensation expense	(1,172)
Accounts payable and accrued expenses	(671)
Total identifiable net assets	2,178
Goodwill	1,092
Total fair value of assets acquired and liabilities assumed	$3,270
The weighted average life of total amortizable intangible assets acquired is 10 years.
The fair value of identifiable intangible assets was measured based upon significant inputs that were not observable in the market, and therefore are classified as Level 3. The key assumptions include (i) management's projection of future cash flows based upon past experience and future expectations, and (ii) an assumed discount rate of 19.5%.
The goodwill of $1.1 million is attributable to the workforce of the acquired business and the synergies expected to arise in connection with the acquisition. The goodwill relating to the Company's acquisition of Neumann is not deductible for United States federal income tax purposes.
The Company incurred acquisition related costs of $0.6 million, which were recorded as general and administrative expenses in the consolidated statements of operations for the year ended December 31, 2014.
The total revenues and net income attributable to the acquisition, since the acquisition date, included in the consolidated statements of operations for the year ended December 31, 2014 are as follows:

Year Ended December 31, 2014
Total Revenues	$567
Net Income/(Loss)	$(256)
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

Table of Contents CTPARTNERS EXECUTIVE SEARCH INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(All tables in thousands, except share and per share amounts)

Pro forma unaudited total revenues and net income of the combined entity had the acquisition date been January 1, 2013 are as follows:

	Year Ended December 31
	2014(1)	2013(2)
Total Revenues	$186,493	$142,504
Net Income	$3,038	$(2,921)
(1) Pro forma net income for the year ended December 31, 2014 is adjusted to exclude $0.6 million of acquisition costs and to include $0.4 million of amortization costs.
(2) Pro forma net income for the year ended December 31, 2013 is adjusted to to include $0.8 million of amortization costs.

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

The following table summarizes the preliminary fair values of the consideration transferred, assets acquired and liabilities assumed, at acquisition date:

Fair value of consideration transferred:
Cash paid	$923
Seller note payable for contingent consideration	2,096
Total	$3,019

Recognized amounts of identifiable assets acquired and liabilities assumed
Cash	$714
Accounts receivable	328
Other assets	109
Trade names and trademarks	67
Database content	141
Customer relationships	402
Property and equipment	18
Accounts payable and accrued expenses	(465)
Total identifiable net assets	1,314
Goodwill	1,705
Total fair value of assets acquired and liabilities assumed	$3,019
The weighted average life of total amortizable intangible assets acquired is 9.1 years.
The acquisition of Park Brown includes a contingent consideration arrangement that allows for adjustment of payments based upon achievement of certain revenue targets. The fair value of contingent consideration is based upon the future revenues attributable to the acquired business, and was estimated through the use of the Monte Carlo model. The fair value measurement is based on significant inputs not observable in the market and thus represents a Level 3 measurement. These fair value measurements are based on (i) an assumed revenue forecast, (ii) an assumed discount rate of 4.8%, and (iii) assumed market volatility rate range of 10.0%. The fair value of the note payable for contingent consideration recognized on the acquisition date was $2.1 million. The Company made a payment of $0.7 million towards the note in the fourth quarter of 2014. As of December 31, 2014, the fair value of the note payable was $1.2 million.
The fair value of identifiable intangible assets was measured based upon significant inputs that were not observable in the market, and therefore are classified as Level 3. The key assumptions include (i) management's projection of future cash flows based upon past experience and future expectations, and (ii) an assumed discount rate of 20.5%.

Table of Contents CTPARTNERS EXECUTIVE SEARCH INC.
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
The total revenues and net income attributable to the acquisition, since the acquisition date, included in the consolidated statements of operations for the year ended December 31, 2014 are as follows:

Year Ended December 31, 2014
Total Revenues	$2,040
Net Income/(Loss)	$560
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

Pro forma unaudited total revenues and net income of the combined entity had the acquisition date been January 1, 2013 are as follows:

	Year ended
	2014(1)	2013(2)
Total Revenues	$178,470	$136,788
Net Income/(Loss)	$3,815	$(1,270)
(1) Pro forma net income/loss for the year ended December 31, 2014 is adjusted to exclude $0.3 million of acquisition costs and to include 0.1 million of amortization costs.
(2) Pro forma net income/loss for the year ended December 31, 2013 is adjusted to include 0.2 million of amortization costs.
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

The Company paid $2.3 million in cash on the acquisition date, and recorded a seller note payable valued at $2.5 million, payable over 3 years from the date of acquisition, and subject to adjustment based on certain revenue targets over three years.

The following table summarizes the fair values of the consideration transferred, assets acquired and liabilities assumed, at acquisition date:

Fair value of consideration transferred:
Cash	$2,336
Seller note payable for contingent consideration	2,523
Total	$4,859

Table of Contents CTPARTNERS EXECUTIVE SEARCH INC.
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
The acquisition of Johnson includes a contingent consideration arrangement that allows for adjustment of payments based upon achievement of certain revenue targets over the next three years. The fair value of contingent consideration is based upon the future revenues attributable to the acquired business, and was estimated through the use of the Monte Carlo model. The fair value measurement is based on significant inputs not observable in the market and thus represents a Level 3 measurement. These fair value measurements are based on (i) an assumed revenue forecast, (ii) an assumed discount rate of 8.5%, and (iii) assumed market volatility rate range of 10%. The fair value of the note payable for contingent consideration recognized on the acquisition date was $2.5 million. As of December 31, 2014, the results of operations for Johnson did not meet the Company's projections. As a result, the Company re-measured the fair value of contingent consideration and recorded an adjustment in the amount $0.8 million. The fair value of the note payable as of December 31, 2014 was $1.4 million.
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
The Company incurred acquisition related costs of $0.6 million, which were recorded as general and administrative expenses in the consolidated statements of operations for the year ended December 31, 2014.
The total revenues and net income attributable to the acquisition, since the acquisition date, included in the consolidated statements of operations for the nine months ended December 31, 2014 are as follows:

Year Ended December 31, 2014
Total Revenues	$3,547
Net Income/(Loss)	$(917)
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

Pro forma unaudited total revenues and net income/loss of the combined entity had the acquisition date been January 1, 2013 are as follows:

	Nine Months Ended September 30
	2014(1)	2013(2)
Total Revenues	$178,224	$142,656
Net Income/(Loss)	$3,210	$(1,907)
(1) Pro forma net income for the year ended December 31, 2014 is adjusted to exclude $0.6 million of acquisition costs.

Table of Contents CTPARTNERS EXECUTIVE SEARCH INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(All tables in thousands, except share and per share amounts)

(2) Pro forma net loss for the year ended December 31, 2013 is adjusted to include $0.1 million of amortization costs.

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
The Company paid $1.5 million in cash on the acquisition date, recorded a seller note payable valued at $2.5 million, payable in two installments on August 31, 2014 and 2015, and a redeemable noncontrolling interest of $3.8 million. The aggregate maximum purchase price may be adjusted based on certain revenue targets over three years, not to exceed $8.6 million in total. On September 4, 2014 the Company acquired remaining 49% interest in Augmentum for $3.9 million, of which $1.6 million was paid in cash at closing. The remainder will be paid over two years.
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
The acquisition of Augmentum includes a contingent consideration arrangement, that allowed for adjustment of payments based upon achievement of certain revenue targets over three years.
The fair value of contingent consideration and the fair value of noncontrolling interest, including the value of the put and the call options, is contingent upon the acquired business revenues, and was estimated through the use of the Monte Carlo model. These fair value measurements are based on significant inputs not observable in the market and thus represent a Level 3 measurement. These fair value measurements are based on (i) an assumed revenue forecast, (ii) an assumed discount rate of 6.5%, and (iii) assumed market volatility rate range of 10%-12.5% based on the volatility data for companies similar to Augmentum. The fair value of the note payable for contingent consideration recognized on the acquisition date was $2.5 million. There have been no changes in the assumptions used in the valuing of the contingent consideration.

Table of Contents CTPARTNERS EXECUTIVE SEARCH INC.
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
During the quarter ending March 31, 2013, the Company modified the terms of the Cheverny CEO Search, S.A. acquisition agreement, terminating all employment contingencies. As a result of the amendment, the Company recognized remaining post-combination compensation and incurred a non-recurring charge of $0.8 million relating to Cheverny CEO Search, S.A. post-combination compensation in the first quarter of 2013. The charge is included in compensation and benefits expenses in the consolidated statement of operations for the year ended December 31, 2013.
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
During the quarter ending March 31, 2013, the Company modified the terms of the Latin America acquisition agreement, terminating all employment contingencies. As a result of the amendment, the Company recognized the remaining post-combination compensation and incurred a non-recurring charge of $1.1 million relating to Latin America post-combination compensation in the first quarter of 2013. The charge is included in compensation and benefits expenses in the consolidated statement of operations for the year ended December 31, 2013.

Note 3. Accounts Receivable
The Company extends credit to customers under normal trade agreements. An allowance for doubtful accounts is established based upon several factors, including the age of the Company’s accounts receivable, historic loss experience, specific account analysis, as well as expectations of future collections based upon trends, financial viability of the client, and historic collection experience. The Company also provides a reserve for billing adjustments based upon historical experience. The allowance for doubtful accounts and billing adjustments amounted to $1.9 million and $1.5 million at December 31, 2014, and December 31, 2013, respectively.

Note 4. Leasehold Improvements and Equipment
The components of the leasehold improvements and equipment at December 31 are as follows:

	2014	2013
Leasehold improvements	$3,731	$3,222
Office furniture, fixtures and equipment	3,544	3,050
Computer equipment and software	7,933	6,066
	15,208	12,338
Accumulated depreciation and amortization	(9,527)	(8,189)
	$5,681	$4,149
Depreciation and amortization expense relating to leasehold improvements and equipment for the year ended December 31, 2014 was $1.6 million, and for the year ended December 31, 2013 was $1.3 million.

Table of Contents CTPARTNERS EXECUTIVE SEARCH INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(All tables in thousands, except share and per share amounts)

Note 5. Goodwill and Intangible Assets
Goodwill
Changes in the carrying value of goodwill for the years ended December 31, 2014 and 2013 are as follows:

Balance as of December 31, 2012	$—
Additions	5,289
Exchange rate fluctuation	—
Balance as of December 31, 2013	5,811
Additions	6,926
Exchange rate fluctuation	(948)
Balance as of December 31, 2014	$11,789
Intangible Assets
The following is a summary of amortizable intangible assets at December 31, 2014:

	Amortizable Lives	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Amortized Intangible assets
Trade names	2 years	$999	$320	$679
Developed technology	10 years	1,872	225	1,647
Customer relationships	10 years	3,234	781	2,453
Non-competition agreements	3 years	79	44	35
		$6,184	$1,370	$4,814
Unamortized Intangible Assets
Trademarks				68
Total Intangible Assets				$4,882

The following is a summary of amortizable intangible assets at December 31, 2013:

	Amortizable Lives	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Amortized Intangible assets
Trade names	1 year	$275	$144	$131
Developed technology	10 years	1,095	101	994
Customer Relationships	10 years	3,040	553	2,487
Non-competition agreements	3 years	84	18	66
		$4,494	$816	$3,678
Unamortized Intangible Assets
Trademarks				68
Total Intangible Assets				$3,746

In 2013, due to changes in economic outlook for the acquired business of Cheverny CEO Search, the Company performed an impairment evaluation of its acquired intangible assets. The analysis utilized discounted cash flow methodology, and resulted in an impairment charge of $0.6 million to its intangible assets. Key assumptions used in the determination of fair value include management forecasts and a discount rate of 21%, which are Level 3 inputs.
Total amortization expense of intangible assets for the years ended December 31, 2014 and 2013 was $0.8 million and $0.6 million, respectively. Estimated aggregate future amortization expense for the following five years and thereafter is as follows:

Table of Contents CTPARTNERS EXECUTIVE SEARCH INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(All tables in thousands, except share and per share amounts)

Years ending December 31,	Estimated Aggregate Future Amortization Expense
2015	$929
2016	800
2017	507
2018	507
2019	507
Thereafter	1,564
$4,814

Note 6. Long-Term Debt
Line of Credit: The Company is a party to a credit and security agreement (the “Third Amended and Restated Credit and Security Agreement” or “Credit Agreement”) with a bank which includes a revolving credit facility. The Agreement, as amended, provides for the revolving credit facility to expire on August 31, 2016. Under the terms of the revolving credit facility, the Company may borrow an amount equal to the lesser of $20.0 million or the “Borrowing Base” (the Company’s eligible accounts receivable as defined in the Credit Agreement), with interest calculated at 275 basis points above the LIBOR rate as defined in the revolving credit agreement (the adjusted LIBOR rate), which was 2.9120% at December 31, 2014. The Company had $17.2 million borrowings on the revolving credit facility at December 31, 2014 and no borrowings at December 31, 2013. Additionally, the Company has issued letters of credit related to office lease agreements secured by the Credit Agreement in the amounts of $4.6 million as of December 31, 2014 and $3.3 million as of December 31, 2013. Available borrowings under the revolving credit facility were $2.8 million at December 31, 2014, and $14.0 million at December 31, 2013.
Notes Payable
Long-term debt consists of the following at December 31:

	Year Ended December 31
	2014	2013
Notes payable - redemption of members’ units	$157	$310
Notes payable - seller financed acquisitions	7,581	5,637
Note payable - other	91	110
	7,829	6,057
Less current portion of long-term debt	4,280	4,762
	$3,549	$1,295
The schedule for future payments to be made on long-term debt as of December 31, 2014, is as follows:

2015	$4,279
2016	2,335
2017	1,215
$7,829
Notes Payable — Redemption of Members’ Units: Prior to the conversion from a limited liability company to a corporation, the Company periodically purchased member units from former members, with payment in the form of notes, payable over 5 years. The total due on these notes amounted to $0.2 million and $0.3 million at December 31, 2014, and 2013, respectively. The interest on the notes ranges from 2.66% to 5.00%. The carrying value of notes payable approximates its fair value.

Notes Payable — Seller Financed Acquisitions: During the year ended December 31, 2014, the Company completed three acquisitions, and during the year ended December 31, 2013, the Company completed two acquisitions, as further described in Note 2. Purchase price for acquisitions was, in part, financed through seller notes.

In conjunction with the acquisition of Neumann, the Company recorded a note payable to the seller. The fair value of the note as of December 31, 2014 is $1.7 million. The note is payable in three annual installments.

In conjunction with the acquisition of Park Brown, the Company recorded a note payable to the seller in connection with contingent consideration. The note was recorded at fair value at acquisition, and is re-measured every reporting period, as further described in Note 2 to

Table of Contents CTPARTNERS EXECUTIVE SEARCH INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(All tables in thousands, except share and per share amounts)

the consolidated financial statements. As of December 31, 2014, $1.2 million is outstanding, payable in three installments on July 1 of 2015, 2016 and 2017.
In conjunction with the acquisition of Johnson, the Company recorded a note payable to the seller in connection with the contingent consideration. The note was recorded at fair value at acquisition, and is re-measured every reporting period, as further described in Note 2 to the consolidated financial statements. During the fourth quarter of 2014, the Company re-valued contingent consideration based on projected results of Johnson, which resulted in write-down of the note payable. As of December 31, 2014, the fair value of the note was $1.4 million, payable in three installments on March 1 of 2015, 2016 and 2017.

In conjunction with the acquisition of Augmentum, in 2013 the Company recorded a note payable to the seller, representing the contingent purchase price. During third quarter of 2014, the Company acquired the remaining 49% interest, and recorded an increase in note payable for the additional interest acquired. The note was recorded at fair value at acquisition, and is re-measured every reporting period, as further described in Note 2 to the consolidated financial statements. As of December 31, 2014, $3.1 million is outstanding, payable in two installments on August 31, 2015 and August 31, 2016.

The Company recorded a note payable associated with Taylor Consultancy acquisition. The note was recorded at fair value of contingent consideration at acquisition, and revalued every reporting period. Taylor Consultancy outperformed the initial projections, resulting in revaluation of contingent consideration, and an adjustment to increase the fair value of the note payable as of December 31, 2014. A payment of $0.2 million was made in the fourth quarter, resulting in the note payable balance of $0.2 million as of December 31, 2014.

Fair value of seller financed notes payable is estimated by discounting the associated cash flows using the interest rate available to the Company. The fair value of notes payable is classified as Level 3 in the fair value hierarchy. The significant unobservable input used in fair value measurement of the notes payable is projected revenue stream. Significant increases or decreases in revenue generated by acquired companies would result in a significantly higher or lower fair value measurement. A change in the revenue assumption is accompanied by a directionally similar change in fair value of notes payable.

Table below summarizes changes in fair value of notes payable.

	12/31/2013	New notes	Payments	Fair value adjustment (Level 3)	Exchange rate fluctuation	12/31/2014 Balance
Seller financing notes	$5,637	$10,213	$(7,062)	$(500)	$(707)	$7,581

Note 7. Commitments
The Company is obligated under lease arrangements for office space expiring in various years through 2019. Future annual required payments as of December 31, 2014, are as follows:

Office Space
2015	$10,193
2016	7,880
2017	6,264
2018	3,160
2019	2,548
Thereafter	5,659
$35,704
Rent expense is included in the general and administrative expenses in the accompanying consolidated statements of operations and is summarized as follows:

	Year ended December 31, 2014	Year ended December 31, 2013
Rent expense	$10,544	$8,277

Table of Contents CTPARTNERS EXECUTIVE SEARCH INC.
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
A summary of the Company’s common stock subject to vesting provisions as of December 31, 2014, is presented below:

	Common	Weighted- Average Grant-Date
Non-Vested Common Stock	Stock	Fair Value
Non-vested common stock at December 31, 2013	227,159	$5.11
Granted	12,780	$11.34
Vested	(103,849)	$6.48
Forfeited	—	$—
Non-vested common stock at December 31, 2014	136,090	$4.74
Total share-based compensation expense related to vested shares was $0.4 million for the year ending December 31, 2014, and $0.6 million for the year ending December 31, 2013.
As of December 31, 2014, there was $0.7 million of unrecognized compensation expense related to shares subject to vesting provisions granted under the plan. This expense is expected to be recognized over a weighted-average period of 2.29 years.
In the first quarter of 2013, the Company granted an award subject to recapture provisions. Recapture provisions allow the Company to recapture a portion of stock if certain service conditions are not met. A summary of the Company's common stock subject to recapture provisions as of December 31, 2014 is presented below:

	Common	Weighted- Average Grant-Date
Common Stock Subject to Recapture	Stock	Fair Value
Non-vested common stock at December 31, 2013	7,019	$4.70
Granted	—	$—
Expiration of recapture provision	(2,340)	$4.70
Forfeited	—	$—
Common stock subject to recapture at December 31, 2014	4,679	$4.70
Total share-based compensation expense related to common stock subject to recapture was $11,000 for the year ending December 31, 2014 and $11,000 for the year ending December 31, 2013. As of December 31, 2014, unrecognized compensation expense related to shares subject to recapture provisions granted under the plan was de minimis.
Non-qualified Stock Options — In April 2014 and 2013 and December 2011, the Company authorized and granted 105,500, 94,100 and 102,500 stock options to various employees under its 2010 Equity Incentive Plan. All options have an exercise price that is equal to the fair value of the Company’s common stock on the grant date. Options are subject to ratable vesting over a three year period, and compensation expense is recognized on a straight-line basis over the vesting period.
A summary of the Company’s non-qualified stock option activity for the year ended December 31, 2014, is presented below:

Table of Contents CTPARTNERS EXECUTIVE SEARCH INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(All tables in thousands, except share and per share amounts)

	Number of Non- qualified Stock Options	Weighted Average Exercise Price Per Share	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value
Outstanding on December 31, 2013	195,600	$4.34	8.6	$—
Granted	105,500	10.40	9.3	—
Exercised	(11,867)	4.61	—	—
Expired	—	—	—	—
Forfeited	(1,500)	4.65	—	—
Outstanding on December 31, 2014	287,733	6.55	8.2	$2
Exercisable on December 31, 2014	119,833	$4.88	—	$—
The aggregate intrinsic value is based upon the Company’s closing stock price of $15.19 at December 31, 2014. The compensation expense related to the options was $0.3 million for the year ended December 31, 2014 and $0.1 million for the year ended December 31, 2013. As of December 31, 2014, there was $0.5 million of unrecognized compensation expense related to unvested non-qualified stock options, which is expected to be recognized over a weighted average of 2.1 years.

	Year Ended December 31, 2014	Year Ended December 31, 2013
Weighted average grant date fair value of stock options granted	$5.16	$3.25
Total grant date fair value of stock options vested	$125	$79
Total intrinsic value of stock options exercised	$190	$—

The fair value of each option grant is estimated on the date of grant using the Black-Scholes valuation model with the following assumptions.

	Year Ended December 31, 2014	Year Ended December 31, 2013
Expected life (in years)	6.00	6.00
Risk-free interest rate	1.87%	0.93%
Expected volatility	50.26%	47.25%
Expected dividend yield	—	—
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
Employee Stock Purchase Program - The stock discount purchase program allows selected employees to purchase up to $0.1 million of the Company's stock in lieu of cash bonuses, at a 15% discount to the NYSE MKT trading price of those shares. Shares are subject to ratable vesting over a three-year period, and compensation expense relating to the discount is recognized on a straight-line basis over the vesting period. A summary of the Company's employee stock purchase program as of December 31, 2014 is presented below:

	Common	Weighted- Average Grant-Date
Employee Stock Purchase Program	Stock	Fair Value
Non-vested common stock at December 31, 2013	128,429	$4.09
Granted	—	$—
Vested	(50,962)	4.25
Forfeited	—	$—
Non-vested common stock at December 31, 2014	77,467	3.98

Table of Contents CTPARTNERS EXECUTIVE SEARCH INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(All tables in thousands, except share and per share amounts)

Compensation expense relating to the stock purchase discount program was $38,000 for the year ended December 31, 2014 and $31,000 for the year ended December 31, 2013. As of December 31, 2014, there was $32,000 of unrecognized compensation expense related to shares subject to vesting provisions granted under the stock purchase discount program. This expense is expected to be recognized over a weighted-average period of 1.13 years.

Note 9. Basic and Diluted Earnings Per Share
A reconciliation of the amounts used in the basic and diluted earnings per share computation is shown in the following table.

	Year Ended December 31
	2014	2013 (1)
Numerator
Net income (loss) attributable to the Company	$3,307	$(1,632)
Denominator
Basic weighted-average common shares	7,213,345	7,055,734
Effect of stock options and restricted stock (1)	276,207	—
Diluted weighted-average common shares	7,489,552	7,055,734
Basic income (loss) per common share	$0.46	$(0.23)
Diluted income (loss) per common share	$0.44	$(0.23)

(1)	For the year ended December 31, 2013, 296,732 restricted shares and 133,923 stock options are excluded as they are anti-dilutive to the net loss per common share.

Note 10. Income Taxes
The Company is subject to income taxes in all jurisdictions where it operates. For US tax purposes, with the exception of Neumann the Company has made an election to include the income or loss of its global subsidiaries in the consolidated US tax return. The Company pays US tax on its worldwide income, reduced by income tax credits for foreign income taxes incurred.
Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes.
Significant components of the Company’s deferred income taxes consist of the following:

	December 31, 2014	December 31, 2013
Deferred tax assets:
Accounts payable and accrued expenses	$5,278	$4,147
Accounts receivable (net)	712	573
Foreign tax credits	178	932
Share-based compensation	233	617
Goodwill	2,720	2,604
Foreign currency	739	806
Intangible assets	350	844
Other	230	—
Gross deferred tax assets	10,440	10,523
Deferred tax liabilities:
Other current assets	(1,557)	(1,388)
Depreciation	(413)	(469)
Gross deferred tax liabilities	(1,970)	(1,857)
Net deferred tax asset	$8,470	$8,666

Table of Contents CTPARTNERS EXECUTIVE SEARCH INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(All tables in thousands, except share and per share amounts)

The deferred tax amounts have been classified in the December 31, 2014 and 2013 consolidated balance sheets as follows:

	2014	2013
Current assets	$4,829	$3,184
Long-term assets	3,641	5,482
	$8,470	$8,666
The expense/(benefit) from income taxes is as follows:

	Year ended December 31, 2014	Year ended December 31, 2013
Current
Federal	$1,457	$1,061
State and local	427	114
Deferred
Federal	255	(2,247)
State and local	(58)	(43)
Total expense/(benefit) for income taxes	$2,081	$(1,115)

A reconciliation of the benefit from income taxes for 2014 and 2013 to income taxes at the statutory U.S. federal income tax rate of 34.0% is as follows:

	Year ended December 31, 2014	Year ended December 31, 2013
Income tax benefit at the statutory U.S. federal rate	$1,832	$(981)
State tax provision, net of federal tax benefit	243	75
Tax effect of permanent tax differences	23	(51)
Research credits	(100)	—
Tax effect of earnings in unconsolidated foreign subsidiary	87	—
Other	(4)	(158)
	$2,081	$(1,115)

Note 11. Enterprise Geographic Concentrations

The Company operates in four principal geographic regions: North America, EMEA, Asia Pacific and Latin America. The revenue and capital expenditures, by region, for the year ended December 31, 2014, and 2013, are as follows:

	Year ended December 31, 2014	Year ended December 31, 2013
Revenue
North America	$100,251	$78,140
EMEA	42,830	32,610
Asia Pacific	13,483	6,982
Latin America	15,969	12,546
Net revenue before reimbursable expenses	172,533	130,278
Reimbursable expenses	4,290	4,002
Total	$176,823	$134,280

Table of Contents CTPARTNERS EXECUTIVE SEARCH INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(All tables in thousands, except share and per share amounts)

Identifiable assets by geographic concentrations are as follows:

	December 31, 2014	December 31, 2013
Identifiable Assets
North America	$34,199	$34,006
EMEA	21,398	13,979
Asia Pacific	7,937	3,562
Latin America	10,706	6,322
Global Operations Support	1,447	1,316
Total	$75,687	$59,185
Goodwill and other intangible assets, net:
Latin America	$1,993	$2,553
EMEA	8,709	7,004
Asia Pacific	5,968	—
Total	$16,670	$9,557

Note 12. Reorganization
In the third quarter of 2012, the Company’s management initiated a plan to reorganize its operations resulting in certain organizational changes in its Canadian and EMEA locations. The plan consists of a workforce reorganization, and elimination of redundant or unneeded positions, which will allow the Company to combine business operations in certain geographic locations and serve our clients more efficiently. During 2013, the Company expanded its reorganization efforts globally, eliminating certain functions. The Company recognized $0.8 million of reorganization related charges for the years ended December 31, 2013, which are included in compensation and benefits expense and general and administrative expenses in the condensed consolidated statements of operations.
The following table summarizes the major components of the reorganization charge:

Year Ended December 31, 2013
Severance and other employee related costs	$553
Foreign currency translation	86
General and administrative costs	$143
Total	$782
Reorganization charges by geographic location were as follows:

Year Ended December 31, 2013
North America	$471
EMEA	281
Asia Pacific	$30
Total	$782

Table of Contents CTPARTNERS EXECUTIVE SEARCH INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(All tables in thousands, except share and per share amounts)

Changes in reorganization reserves related to the restructuring plan described above for the years ended December 31, 2014 and 2013, are as follows:

Severance and other employee related costs
Balance at December 31, 2012	$152
Reorganization charges	$782
Cash payments	$(728)
Non-cash charges	$(48)
Balance at December 31, 2013	158
Reorganization charges	—
Cash payments	$(158)
Non-cash charges	$—
Balance at December 31, 2014	$—

Note 13. Subsequent Events

On February 4, 2015, the Company completed a sale of common shares in a public, underwritten offering. The Company sold 1,454,059 shares at $3.44 per share. Net proceeds from the offering totaled approximately $4.2 million.

On April 8, 2015, the Company entered into and amendment of the credit line agreement and a $12.5 million aggregate principal amount second-lien note purchase agreement (the “Note Purchase Agreement”) with a publicly traded insurance company and an affiliate thereof. The notes are issuable in two tranches of $6.25 million. The first tranche closed on April 14, 2015, and the second tranche of $6.25 million is scheduled to close 90 days after the first funding, subject to certain conditions set forth in the Note Purchase Agreement. The notes bear interest at an adjusted LIBOR rate (as defined in the Note Purchase Agreement) which is currently approximately 12%, and mature in 2020.

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
The Company carried out an evaluation, under the supervision and with the participation of its management, including its Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures. Based on the foregoing, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act) were effective as of the end of the Company’s 2014 fiscal year.
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
The Company’s management assessed the effectiveness of its internal control over financial reporting as of December 31, 2014. In making this assessment, it used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control — Integrated Framework 2013. Based upon that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company's internal control over financial reporting was effective as of December 31, 2014 based on those criteria.

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

ITEM 9B. OTHER INFORMATION.
None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.
The information required by this Item will be included under the captions “Election of Directors,” “The Board of Directors and its Committees,” “Nominees for Directors,” “Code of Business Conduct and Ethics” and “Section 16(a) Beneficial Ownership Reporting Compliance” in the Company’s Proxy Statement with respect to its 2015 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K.

ITEM 11. EXECUTIVE COMPENSATION.
The information required by this Item will be included under the captions “Executive Compensation” and “Director Compensation” in the Company’s Proxy Statement with respect to its 2015 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.
The information required by this Item will be included under the caption “Beneficial Ownership of Our Common Stock” in the Company’s Proxy Statement with respect to its 2015 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.
The information required by this Item will be included under the captions “Certain Relationships and Related Transactions” and “Director Independence” in the Company’s Proxy Statement with respect to its 2015 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES.
The information required by this Item will be included under the caption “Principal Accountant Fees and Services” in the Company’s Proxy Statement with respect to its 2015 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K.

PART IV
ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES
(a) The following documents are filed as part of this report:

1.	Consolidated Financial Statement:
Report of Independent Registered Public Accounting Firm.
Consolidated Balance Sheet s at December 31, 2014 and 2013.
Consolidated Statement of Operations for the years ended December 31, 2014 and 2013.
Consolidated Statements of Comprehensive Income (Loss) for the years ended December 31, 2014 and 2013.
Consolidated Statements of Stockholders' Equity (Deficit) for the years ended December 31, 2014 and 2013.
Consolidated Statements of Cash Flows for the years ended December 31, 2014 and 2013.
Notes to Consolidated Financial Statements.
2. None.

3.
Exhibits: The Exhibits listed on the accompanying Index to Exhibits are filed with this report or are incorporated herein by reference to a prior filing in accordance with Rule 12b-32 under the Securities and Exchange Act of 1934 (asterisk denotes exhibits filed with this report).

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on April 15, 2015.

CTPARTNERS EXECUTIVE SEARCH INC.

By: William J. Keneally
Title: Chief Financial Officer
Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the registrant in the capacities indicated on April 15, 2015.

Signature	Title

* Brian M. Sullivan	Chief Executive Officer
(principal executive officer)

William J. Keneally (principal financial officer)	Chief Financial Officer

* Scott M. Birnbaum	Director

* Michael C. Feiner	Director

* Thomas R. Testwuide, Sr.	Director

* Betsy L. Morgan	Director

* Ronald C. Parker	Director

*
William J. Keneally, by signing his name hereto, does hereby sign this Form 10-K on behalf of each of the above named and designated directors of the Company pursuant to a Power of Attorney executed by such persons and filed with the Securities and Exchange Commission.

/s/William J. Keneally
Attorney-in-Fact

Exhibit No.	Description of Document

2.1
Form of Plan of Conversion of CTPartners Executive Search LLC into CTPartners Executive Search Inc. (incorporated herein by reference to Exhibit 2.1 to Amendment No. 5 to CTPartners Executive Search LLC’s Registration Statement on Form S-1 filed with the Commission on December 2, 2010 (Registration No. 333-169224))

2.2	Share Sale and Purchase Agreement of Park Brown International Pty Ltd (incorporated by reference to Exhibit 2.1 to Registrant's Form 8-K/A filed on September 15, 2014)

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

3.3	Certificate of Amendment to Certificate of Incorporation (incorporated by reference to Exhibit 3.1 to Registrant's Form 8-K filed on July 27, 2012)

3.4	Certificate of Designation (incorporated by reference to Exhibit 3.1 to Registrant's Form 8-K filed on March 9, 2015)

4.1
Form of CTPartners Executive Search Inc.’s Common Stock Certificate (incorporated herein by reference to Exhibit 4.1 to Amendment No. 4 to CTPartners Executive Search LLC’s Registration Statement on Form S-1 filed with the Commission on November 24, 2010 (Registration No. 333-169224))

4.2	Rights Agreement (incorporated by reference to Exhibit 3.1 to Registrant's Form 8-K filed on March 9, 2015)

10.1
Form of Indemnification Agreement, by and between CTPartners Executive Search Inc. and each of its Directors and Executive Officers (incorporated herein by reference to Exhibit 10.1 to Amendment No. 2 to CTPartners Executive Search LLC’s Registration Statement on Form S-1 filed with the Commission on October 14, 2010 (Registration No. 333-169224))

*10.2	Employment Agreement with Brian Sullivan dated December 2, 2013

10.3	Employment Agreement with David C. Nocifora dated December 2, 2013

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

10.8	Share Sale and Purchase Agreement of Neumann Leadership Holding GmbH (incorporated by reference to Exhibit 10.1 to Registrant's Form 10-Q filed on November 7, 2014)

Exhibit No.	Description of Document

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

*21	List of Subsidiaries

*23.1	Consent of Independent Registered Public Accounting Firm, McGladrey LLP

*24	Power of Attorney

*31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) / 15d-14(a)

*31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) / 15d-14(a)

*32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350

*32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350

**101
The following financial information from CTPartners Executive Search Inc. Quarterly Report on Form 10-K for the annual period ended December 31, 2014 formatted in Extensible Business Reporting Language (XBRL) and furnished electronically herewith: (i) Consolidated Balance Sheets; (ii) Consolidated Statements of Operations; (iii) Consolidated Statements of Comprehensive Income/(Loss); (iv) Consolidated Statements of Stockholders' Equity; (v) Consolidated Statements of Cash Flows; and (iv) related Footnotes to the Consolidated Financial Statements.

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