Form 10-K/A
period 2014-12-31
CTPARTNERS EXECUTIVE SEARCH INC.
filed 2015-04-30
CIK 1439199

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-K/A
(Amendment No. 1)

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
Documents incorporated by reference: portions of the definitive Proxy Statement for the Annual Meeting of Shareholders to be held on June 16, 2015 are incorporated by reference into Part III of this Form 10-K.

Explanatory Note
This Amendment No. 1 to Form 10-K (this “Amendment”) amends the Annual Report on Form 10-K for the year ended December 31, 2014 (the “Form 10-K”) by CTPartners Executive Search Inc. We are filing this Amendment to present the information required by Part III of the Form 10-K.  Also included in this Amendment are (i) the signature page, (ii) certifications required of the principal executive officer and principal financial officer under Section 302 of the Sarbanes-Oxley Act of 2002 and (iii) Item 15, which has been amended and restated in its entirety as set forth below to include the additional certifications.
Except as described above, no other changes have been made to the Form 10-K. Other than the information specifically amended and restated herein, this Amendment does not reflect events occurring after the date of the Form 10-K, or modify or update those disclosures that may have been affected by subsequent events.

PART III
ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.
DIRECTOR INFORMATION
Brian M. Sullivan, 62, has served as our chief executive officer from September 2004 until April 2015, and as a director of the Company from December 2010 until April 2015. Prior to joining us, Mr. Sullivan served as Vice Chairman of Heidrick & Struggles International, which he joined upon its acquisition of Sullivan & Company, the financial services industry search firm founded by Mr. Sullivan in 1988. In 2008, Mr. Sullivan was named to BusinessWeek's Top 50 List of the World's Most Influential Headhunters. Mr. Sullivan received a B.S. degree from Lehigh University and an M.B.A. from Denver University. On April, 2, 2015 Brian M. Sullivan stepped down as Chairman of the Board, and effective April 16, 2015, Mr. Sullivan stepped down as the Company's Chief Executive Officer.
Scott M. Birnbaum, 55, has served as a director of the Company since December 2010. Since May 2010, Mr. Birnbaum has served as an Operating Partner for Kohlberg & Company, LLC, a leading U.S. private equity firm which specializes in acquiring middle market companies. Prior to joining Kohlberg & Company, LLC, Mr. Birnbaum was the founder, President and Senior Managing Director of Ameriquest Capital Group, a private equity firm focused on making investments in companies engaged in financial and business services. Prior to founding Ameriquest Capital Group in 2002, Mr. Birnbaum was Senior Partner and Practice Leader of Mercer Management Consulting (now known as Oliver Wyman), an international management consulting firm.

Michael C. Feiner, 72, has served as a director of the Company since December 2010. Mr. Feiner is the founder of Michael C. Feiner Consulting, Inc., a consulting firm specializing in advising companies on human capital strategies, organization development and leadership effectiveness. He has served as its President since the firm's founding in 1996. Mr. Feiner also serves as Senior Advisor for Irving Place Capital, a private equity fund located in New York, New York. From 2003 to 2010, Mr. Feiner served as a professor and the Sanford C. Bernstein & Co. Ethics Fellow for Columbia Business School. Mr. Feiner worked for Pepsi-Cola Company from 1975 to 1995 where he served as Senior Vice President and Chief People Officer for Pepsi's beverage operations worldwide from 1989 until his retirement in 1995. His book, The Feiner Points of Leadership: The 50 Basic Laws That Will Make People Want To Perform Better For You, was selected by the Toronto Globe and Mail as the Best Business Book of 2004.
Betsy L. Morgan, 46, has served as a director of the Company since December 2010. Betsy L. Morgan is currently the Chief Executive Officer of TheBlaze, a leading multimedia news and information network available online, through a subscriber based IP-delivered network, and on traditional cable/satellite.   Morgan joined TheBlaze in 2011 after serving as The Chief Executive Officer of The Huffington Post.  The Huffington Post was successfully sold to AOL in 2011. Morgan joined The Huffington Post after ten years at CBS. Morgan graduated with a BA in Political Science and Economics from Colby College, where she currently serves on the Board of Trustees.  She has an MBA from Harvard Business School and has spoken frequently on campus including at the school’s centennial global business summit. Currently Morgan is on the board of Tribeca Film Festivals’ community of innovators the Disruptive Foundation; Mentoring USA; and the Poynter Foundation.  She is an advisor to several New York City technology start-ups including LearnVest, Zemanta, Newslook, TheSkimm and The Silicon Valley based Lincoln Labs.  She has been listed on Business Insider’s annual "Silicon Alley 100" six times since 2007, and was named one of 27 Business Insider’s "Game Changers" of 2011.  In 2012, she was named one of "20 Women to Watch" by Columbia’s Journalism Review and in 2015 she received Lincoln Lab’s Lincoln Award for Heroic Innovation.
Thomas R. Testwuide, Sr., 69, has served as a director of the Company since December 2010. Since March 2010, Mr. Testwuide has served as the Chairman of the Board and Chief Executive Officer of Skana Aluminum Company, an aluminum products manufacturer in Manitowoc, Wisconsin. From February 2005 to May 2010, Mr. Testwuide served as Chairman of the Board and Chief Executive Officer of Plymouth Foam Incorporated, a leading manufacturer of rigid and soft foam products for building insulation and protective packaging applications. Since December 2001, he has served as Chairman of the Board of Torginol, Inc., a manufacturer of specialty coating products for seamless flooring systems and epoxy resin paints. Mr. Testwuide previously served as Chairman of the Board, Chief Executive Officer and President of Schreier Malt Company, a malt production company with operations in the United States, Canada and China, and which was awarded the Wisconsin Manufacturer of the Year Grand Award in 1994.
Ronald C. Parker, 61, has served as a director of the company since September 15, 2014. Mr. Parker currently serves as the President and Chief Executive Officer of The Executive Leadership Council (ELC), a nonprofit member organization of black senior executives. Prior to joining ELC, Mr. Parker served as Senior Vice President, Human Resources, Labor Relations and Global Diversity of PepsiCo, Inc. As senior vice president with PepsiCo, Parker was responsible for directing the company’s global labor relations and diversity and inclusion strategies and its efforts to become a premier company of the 21st century. His involvement with succession planning, workforce analysis and developing the cultural competency of PepsiCo’s leaders forms a base of experience that complements the ELC’s aspirational goals to place more black executives in C-suites and on the boards of Fortune 500 companies.
David C. Nocifora, 55, has served as our Chief Executive Officer a d director of the Company since April 2015. Prior to his election, he has served as our chief operating officer since April 2013. Through 2012, Mr. Nocifora was the Chief Financial Officer of the Company for over ten years, and has held executive level positions at the Company since 1994.
William J. Keneally, 52, has served as our chief financial officer since April 2013. Before joining the Company, Mr. Keneally served as Chief Financial Officer of GroundLink LLC and performed global finance and administration functions. Prior to that, he spent four years in London with Gullivers Travel Associates by Travelport, then majority-owned by Blackstone Group, as Chief Financial Officer & Senior Vice President, where he directed the global finance function and was responsible for all financial reporting requirements for the company's publicly-traded debt. Previously, he held senior finance and accounting positions at Elizabeth Arden, and Inter-Continental Hotels & Resorts and was a Managing Partner at BDO Seidman. Keneally began his career at Arthur Andersen and is a certified public accountant.

CERTAIN CORPORATE GOVERNANCE INFORMATION
Board Meetings
The Board of Directors held six scheduled and various ad hoc meetings during fiscal year 2014. All of the Directors attended every meeting held by the Board and by all committees on which he or she served during fiscal year 2014. The Board held one executive session of non-employee directors during fiscal year 2014.

Attendance at Annual Meeting
Although the Company does not have a policy with respect to attendance by members of the Board of Directors at its annual meeting of stockholders, Directors are encouraged to attend.
Committees
General. The Board of Directors has three standing committees: the Audit Committee, the Compensation Committee and the Nominating and Corporate Governance Committee. In February of 2015, the Board of Directors formed a Special Committee to review strategic alternatives for the Company. Each committee is comprised solely of independent directors as defined in the NYSE MKT stock exchange listing standards. The Board of Directors has adopted a written charter for each of the standing committees. These charters, as well as our Code of Business Conduct and Ethics, are posted and available on the Investor Relations page of our website at www.ctnet.com. Stockholders may request copies of these corporate governance documents, free of charge, by writing to CTPartners Executive Search Inc., 1166 Avenue of the Americas, New York, New York 10036, Attention: Corporate Secretary.
Audit Committee. The Audit Committee is responsible for overseeing the accounting and financial reporting processes of the Company and the audits of the Company's financial statements. The Audit Committee is also directly responsible for the appointment, compensation, retention and oversight of the work of the Company's independent registered public accounting firm, including the resolution of disagreements between Company's management and the independent registered public accounting firm regarding financial reporting. Additionally, the Audit Committee approves all related-party transactions that are required to be disclosed pursuant to Item 404 of SEC Regulation S-K. Each member of the Audit Committee is an independent director as defined in Section 803 of the NYSE MKT Company Guide and SEC Rule 10A-3. Each member of the Audit Committee also is financially literate. The current members of the Audit Committee are Scott M. Birnbaum (Chair), Michael C. Feiner, Betsy L. Morgan, Thomas R. Testwuide, Sr. and Ronald C. Parker. The Board of Directors has determined that Mr. Birnbaum is an “audit committee financial expert,” as defined in Item 407(d)(5)(ii) of Regulation S-K. The Audit Committee held four meetings during fiscal year 2014.

Compensation Committee. The Compensation Committee is responsible for, among other things, annually reviewing and approving the salary and other compensation (including equity-based incentives) of our chief executive officer, reviewing the compensation programs of our other executive officers and non-employee Directors, overseeing and administering the Company's equity incentive plans, engaging and determining the fees of compensation consultants, and overseeing regulatory compliance with respect to compensation matters. The Company's executive compensation philosophy is to position base pay and incentive compensation in a manner so that we are able to attract and retain high performing executives. From time to time, the Compensation Committee invites certain members of management to attend meetings to discuss the performance of the Company and other matters affecting the compensation of each of the named executive officers. The Compensation Committee consists entirely of independent directors, as defined in Section 803 of the NYSE MKT Company Guide. Each members is also a "non-employee" director as defined in Rule 16b-3 of the Exchange Act. The current members of this committee are Michael C. Feiner (Chair), Scott M. Birnbaum, Betsy L. Morgan, Thomas R. Testwuide, Sr. and Ronald C. Parker. The Compensation Committee held one meeting during fiscal year 2014.
Nominating and Corporate Governance Committee. The Nominating and Corporate Governance Committee is responsible for, among other things, evaluating and recommending to the Board of Directors qualified nominees for election as Directors and qualified Directors for committee membership. The current members of the Nominating and Corporate Governance Committee are Thomas R. Testwuide, Sr. (Chair), Scott M. Birnbaum, Michael C. Feiner, Betsy L. Morgan and Ronald C. Parker. The members of this committee are all independent directors as defined in Section 803 of the NYSE MKT Company Guide. The Nominating and Corporate Governance Committee held one meetings during fiscal year 2014.
In recommending candidates, the Nominating and Corporate Governance Committee considers such factors as it deems appropriate, consistent with criteria approved by the Board of Directors. These factors may include judgment, skill, diversity, integrity, experience with businesses and organizations of comparable size, experience in corporate governance, experience in business and human resource management, and the interplay of the candidate's experience with the experience of other members of the Board of Directors. Except as may be required by rules promulgated by the SEC or NYSE MKT stock exchange, there are currently no specific, minimum qualifications that must be met by each candidate for the Board of Directors. The Nominating and Corporate Governance Committee also is responsible for evaluating the “independence” of Directors and Director nominees under the applicable rules and regulations of the SEC and NYSE MKT stock exchange.
The Nominating and Corporate Governance Committee does not currently use an independent search firm in identifying candidates for service on the Board. The Nominating and Corporate Governance Committee will give appropriate consideration to qualified persons recommended by stockholders for nomination as our Directors, provided that the stockholder delivers written notice to the Secretary of the Company, which contains the following information:
•the name and address of the stockholder and each Director nominee;

•	a representation that the stockholder is entitled to vote and intends to appear in person or by proxy at the meeting in which such Director nominee will be considered for election;
•a description of any and all arrangements or understandings between the stockholder and each Director nominee;

•	such other information regarding the Director nominee that would have been required to be included by the SEC in a proxy statement had the Director nominee been named in a proxy statement;

•	a brief description of the Director nominee's qualifications to be a Director; and

•	the written consent of the Director nominee to serve as a Director if so elected.

Board Leadership Structure
Historically, our board leadership structure consisted of a combined Chief Executive Officer and Chairman of the Board. In April 2015, following the resignation of Mr. Sullivan from the Board, Michael C. Feiner, an independent director, was appointed to serve as an interim Chairman of the Board.
The committees of the Board are comprised solely of independent Directors. We believe that shared leadership responsibility among the independent Directors, as opposed to a single lead director, results in increased engagement of the Board of Directors as a whole, and that having a strong, independent group of Directors fully engaged is important for good governance.

The Board's Role in Risk Oversight
The Board of Directors oversees the risk management of the Company. The full Board of Directors, as supplemented by the appropriate board committee in the case of risks that are overseen by a particular committee, reviews information provided by management in order for the Board of Directors to oversee risk identification, risk management and risk mitigation strategies. Our board committees assist the full Board of Directors' oversight of our material risks by focusing on risks related to the particular area of concentration of the relevant committee. For example, our Compensation Committee oversees risks related to our executive compensation plans and arrangements, our Audit Committee oversees the financial reporting and control risks, and our Nominating and Corporate Governance Committee oversees risks associated with the independence of the Board of Directors and potential conflicts of interest. Each committee reports on these discussions of the applicable relevant risks to the full Board of Directors during the committee reports portion of the Board of Directors meeting, as appropriate. The full Board of Directors incorporates the insight provided by these reports into its overall risk management analysis.
Section 16(a) Beneficial Ownership Reporting Compliance
Section 16 of the Securities Exchange Act of 1934 (the “Exchange Act”) requires the Company's executive officers, directors and greater than 10% shareholder's to file with the SEC and the Company reports regarding their ownership of and transactions in the Company's securities. Based solely on a review of reports that were furnished to the Company during or with respect to fiscal year 2014 by persons who were, at any time during fiscal year 2014, Directors or officers of the Company or beneficial owners of more than 10% of the outstanding shares of Common Stock, all filings were made on a timely basis.
Communications with Directors
Stockholders may communicate their concerns directly to the entire Board of Directors or specifically to non-management Directors. Such communication can be confidential or anonymous, if so designated, and may be submitted in writing to the following address:
Board of Directors
CTPartners Executive Search Inc.
c/o William Keneally, Corporate Secretary
1166 Avenue of the Americas, 3rd Floor
New York, NY 10036
Code of Business Conduct and Ethics
The Company's Code of Business Conduct and Ethics applies to all of its employees, including its Chief Executive Officer and its Chief Financial Officer. The Code of Business Conduct and Ethics and all Committee charters are posted in the investor relations portion of the Company's website at www.ctnet.com.

ITEM 11. EXECUTIVE COMPENSATION.
Executive Compensation
Summary Compensation Table
The following table summarizes compensation information for the Company's Chief Executive Officer, Chief Operating Officer and Financial Officer who are the only named executive officers for the fiscal years ended December 31, 2014 and 2013:

Name and Principal Position	Year	Salary ($)	Non-Equity Incentive Compensation/ Bonus ($)		Stock Awards[4]	Option Awards[4]	Other[5]	Total ($)
Brian M. Sullivan,	2014	750,000	—		—	—	19,824	769,824
Chief Executive Officer	2013	750,000	843,750	[1]	240,000	—	20,376	1,854,126

David C. Nocifora,	2014	425,000	—		—	12,900	19,824	457,724
Chief Operating Officer	2013	500,000	250,000	[2]	—	7,350	20,376	777,726

William J. Keneally	2014	316,700	—		75,000	7,740	1,750	401,190
Chief Financial Officer and Secretary	2013	224,039	112,500	[3]	150,000	—	1,750	488,289

[1]
Under his employment agreement, Mr. Sullivan was eligible to receive a bonus in an amount between 75% and 150% of his then-current annual base salary, as determined by the Compensation Committee. The Compensation Committee awarded Mr. Sullivan no bonus for fiscal year 2014 and a bonus of $843,750 for fiscal 2013, representing 0% and 112.5% of his fiscal year 2014 and 2013 base salary, respectively.

[2]
Under his employment agreement, Mr. Nocifora was eligible to receive a bonus in an amount between 50% and 100% of his then-current annual base salary, as determined by the Compensation Committee. The Compensation Committee awarded Mr. Nocifora no bonus for fiscal year 2014 and a bonus of $250,000 for fiscal year2013, representing 0% and 50% of his fiscal year 2014 and 2013 base salary.

[3]
Under his employment agreement, Mr. Keneally was eligible to receive a bonus in an amount of 50% of his then-current annual base salary, prorated for the first year, as determined by the Compensation Committee. The Compensation Committee awarded Mr. Keneally no bonus for fiscal year 2014 and a bonus of $112,500 for fiscal year 2013, representing 0% and 50% of his fiscal year 2014 and 2013 base salary.

[4]
Assumptions used in the calculation of these amounts are included in Note 8 of the Notes to the Consolidated Financial Statements included in the Company's Annual Report on Form 10-K for the year ended December 31, 2014, filed with the SEC on April 16, 2014.

[5]	Other compensation includes contibutions to 401(k) plan and health insurance premiums.

Outstanding Equity Awards at Fiscal Year End

	Option Awards				Stock Awards
Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options(#) Unexercisable (1)	Option Exercise Price	Option Expiration Date	Number of Shares of Stock That Have Not Vested (2)	Market Value of Shares of Stock That Have Not Vested (3)	Equity Incentive Plan Awards: Unearned Shares that Have Not Yet Vested	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares That Have Not Yet Vested
Brian M. Sullivan	—	—	—	—	48,194	$732,067	—	—
David C. Nocifora	1,667	5,833	$5.63	4/18/2023	—	—	—	—
William J. Keneally	—	1,500	$10.40	4/10/2024	37,789	$574,015	—	—
(1) Options vesting dates are April 2015, 2016 and 2017.
(2) The table below lists the vesting schedule for restricted stock unit awards that had not yet vested as of December 31, 2014.
(3)Market value of unvested shares was determined by multiplying the number of unearned shares as of December 31, 2014 by the closing price of the Company's common shares on the last business day of 2014. The closing price on that day was $15.19.

	Future Vesting of Stock Awards
Name	Grant Date	Shares Vesting (#)	Vesting Date
Brian M. Sullivan,	4/17/2013	24,096	4/17/2015
	4/17/2013	24,096	4/17/2016
William J. Keneally	4/17/2013	15,060	4/17/2015
	4/17/2013	15,060	4/17/2016
	5/1/2014	2,556	5/1/2015
	5/1/2014	2,556	5/1/2016
	5/1/2014	2,556	5/1/2017

Narrative Disclosure to Summary Compensation Table

Compensation Philosophy

The Company's basic objective for executive compensation is to recruit and keep top quality executive leadership focused on attaining long-term corporate goals and increasing stockholder value.

Compensation Setting Process and Objectives

The Compensation Committee performs an annual review of the Executive's compensation based on Executive's performance of his/her duties and the Company's other compensation policies. The Company's Chief Executive Officer meets with each executive, reviews their performance for the past year and determines personal goals for each executive for the next year. After these meetings, the CEO recommends a compensation package for each executive to the Committee for their consideration. The Committee conducts a similar process for the CEO. In determining the mix and amount of executive compensation, the Committee reviews all components of the executive compensation.

Elements of Compensation

The elements of the Company's executive compensation program consist of base salary, cash bonuses, long-term incentives (stock-based compensation), and other benefits.

Base Salary. Base salaries serve as a primary means of compensation for Named Executive Officers and are set within ranges that are reasonable,

considering comparable positions in companies similar to the Company in industry and region. Base salaries are also intended to be equitable and high enough to keep qualified executives from being over-dependent on cash bonuses in a cyclical industry.

Cash Bonuses. The Company maintains a bonus plan to provide its executive officers with annual cash incentives for superior performance. Executive officers are eligible for an annual bonus in an amount determined by the Compensation Committee based on the Company's and individual performance. A range for annual bonus opportunity for the Chief Executive Officer is set between 75% and 150% of the Chief Executive Officer's base salary for such year, with a target bonus of 100% of the annual salary . A range for annual bonus opportunity for the Chief Operating Officer is set between 50% and 100% of the Chief Operating Officer's base salary for such year. A target annual bonus opportunity for the Chief Financial Officer is set at 50% of the Chief Financial Officer's base salary for such year.

Share-based compensation. Share-based compensation is discretionary, and is administered by the Compensation Committee. Share based compensation awarded to our Named Executive Officers in Fiscal Year 2014 and Fiscal Year 2013 is summarized above.
Severance Arrangements
See the disclosure under “Potential Payments Upon Termination or Change in Control” for more information about severance arrangements with our named executive officers. We provide such severance arrangements to attract and retain qualified personnel.
Employment Agreements
We believe that entering into employment agreements with each of our named executive officers was necessary for us to attract and retain these talented and experienced individuals for our senior level positions. The contracts term for each of these employment agreements is two years or less, subject to annual renewal. In addition to base salary, each employment agreement provides the executive officer with the opportunity to earn cash and equity-based bonus compensation. In this way, the employment agreements help us meet the initial objective of our compensation program. For more details of our employment agreements and arrangements, see the disclosure under “Executive Compensation - Summary Compensation Table.”
General Tax Deductibility of Executive Compensation
Generally, stock options are granted under our equity plan. Under Section 162(m), there is a limitation on tax deductions of any publicly-held corporation for individual compensation to certain executives of such corporation exceeding $1.0 million in any taxable year, unless the compensation is performance-based. The Compensation Committee manages our incentive programs to qualify for the performance-based exemption; however, however, other elements of our compensation package do not, and are not intended to, qualify for the exemption for performance-based compensation.
Equity Compensation Plans
In 2010, we adopted the 2010 Equity Incentive Plan, which authorizes the Board of Directors, or a committee thereof, to provide equity-based compensation in the form of stock options, restricted stock, restricted stock units and other stock-based awards, which are used to attract and retain qualified employees, Directors and consultants. Total awards under this plan are limited to 1,000,000 shares of Common Stock.

Potential Payments Upon Termination or Change in Control
Under their employment agreements, the named executive officers may be entitled to certain potential payments upon termination. In the event that an executive officer is terminated without cause or terminates employment for good reason, as defined in their employment agreements, an executive would be entitled to payment, as severance, of 6 to 18 months of then-current base salary. In the event that a named executive officer is terminated upon a change in control, we would, in general, be obligated to pay severance equal to the executive's base salary for 12 to 18 months, and, in certain instances, an amount equal to a pro rata portion of the executive's target cash bonus for the year in which such termination occurs, plus any unpaid bonus from prior years, and any other unpaid amounts and benefits to which the executive is entitled as of the termination under any of our compensation plans and programs.
In general, the employment agreements define “cause” to mean (i) the executive's breach, non-performance or non-observance of any of the provisions of his agreement which has a material adverse affect on the Company, (ii) the executive's breach of any of his fiduciary duties to the Company which has a material adverse affect on the Company, or (iii) the executive's conviction of a felony involving theft, embezzlement, fraud or moral turpitude, or a felony in connection with his employment by the Company. The employment agreements define “good reason” to mean (i) an assignment to the executive of any duties inconsistent in any material respect with the duties of the position he currently occupies or a material change in his position, authority or responsibilities without his consent, (ii) a material reduction in his base salary other than as part of an across-the-board reduction applicable to the executive officers of the Company, and (iii) the Company's breach of any material provision of the employment agreement. A “change in control” occurs when (i) a person who is not a stockholder of the Company becomes the direct or indirect beneficial owner of 30% or more of our voting securities, (ii) there is a reorganization, merger, consolidation or sale of substantially all of the assets of the Company which would result in our then-current stockholders owning less than 50% of our voting securities, (iii) there is a change in the Board of Directors such that the individuals who then served on the Board cease to constitute at least a majority of the Board, or (iv) the Company liquidates, dissolves or sells substantially all of its assets.
In the event that an executive officer is terminated for cause or as a result of death or disability, we would be obligated to pay his full base salary and other benefits, including any unpaid expense reimbursements, through the date of termination.
Director Compensation
Under our current director compensation program, each director of the Company (other than a director who is employed by the Company) receives an annual retainer of $40,000 payable as follows: (i) $20,000 ($5,000 per quarter) in cash and (ii) $20,000 in restricted stock units granted under the Company's 2010 Equity Incentive Plan. The restricted stock units are granted immediately after the director's election at the annual meeting and vest on the day immediately prior to the following annual meeting. In addition, the chairman of each of the Audit Committee, Compensation Committee and Nominating and Corporate Governance Committee receive an annual cash retainer of $10,000, $7,500 and $7,500, respectively, payable at the end of each quarter. Members of the Audit Committee, Compensation Committee, and Nominating and Corporate Governance Committee each receive $2,500, $1,000 and $1,000 annually, respectively. The Company believes that its director compensation program is competitive with similarly-situated companies.

The following table sets forth information regarding fiscal year 2014 compensation for each Director other than Mr. Sullivan, whose compensation is set forth above under the heading “Executive Compensation”.

Name	Fees Earned or Paid in Cash ($)	Stock Awards ($) [1]	Total Compensation ($)
Scott M. Birnbaum	32,000	20,000	52,000
Michael C. Feiner	31,000	20,000	51,000
Betsy L. Morgan	24,500	20,000	44,500
Thomas R. Testwuide, Sr.	31,000	20,000	51,000
Ronald C. Parker	5,000	14,975	19,975

1
M. Birnbaum, M. Feiner, B. Morgan and T. Testwuide, Sr. were awarded 2,137 restricted share units of the Company's common stock immediately after the 2013 annual meeting of stockholders. R. Parker was awarded 1,600 restricted share units on September 15, 2014, following his appointment to the Board of Directors. Fair value is based on (i) the number of restricted shares granted in fiscal year 2014 multiplied by (ii) the fair value on the date of grant, which was $9.36. Assumptions used in the calculation of these amounts are included in Note 8 of the Notes to the Consolidated Financial Statements included in the Company's Annual Report on Form 10-K for the year ended December 31, 201, filed with the SEC on April 16, 2015.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.
BENEFICIAL OWNERSHIP OF OUR COMMON STOCK
The following table sets forth certain information known to us regarding the beneficial ownership of our Common Stock as of April 1, 2014 by:
•each person known by us to beneficially own more than 5% of our Common Stock;
•each director and nominee for Director;
•each named executive officer; and
•all of our directors, nominees for director and executive officers as a group.

On April 1, 2015, there were 8,724,356 shares of Common Stock outstanding.
We have determined beneficial ownership in accordance with SEC rules. In computing the number of shares beneficially owned by a person and the percentage ownership of that person, restricted stock units and shares of Common Stock that could be issued upon the exercise of outstanding options held by that person that are exercisable within 60 days of April 1, 2015 are considered outstanding. These shares, however, are not considered outstanding when computing the percentage ownership of each other person.
Except as indicated in the footnotes to this table and pursuant to state community property laws, to our knowledge, each stockholder named in the table has sole voting and investment power for the shares shown as beneficially owned by them.

	Shares of Common Stock Beneficially Owned
Name of Beneficial Owner (1)	Number(2)	Percent
Greater Than 5% Stockholders
AWM Investment Company, Inc.(4)	1,025,921	11.8%
Sansone Advisors, LLC (3)	484,000	5.5%

Directors, Nominees for Director and Executive Officers
Brian M. Sullivan (5)	1,238,397	14.2%
David C. Nocifora (6)	49,641	0.6%
William J. Keneally (7)	45,653	0.5%
Scott M. Birnbaum (2)	11,173	*
Michael C. Feiner (2)	11,173	*
Betsy L. Morgan (2)	11,173	*
Thomas R. Testwuide, Sr. (2)	12,173	*
All directors, nominees for director and executive officers as a group (6 persons)	1,379,383	21.0%

*	Less than 1%.
(1)
The mailing address for each director, director nominee, executive officer and Mr. St. John is 1166 Avenue of the Americas, 3rd Floor, New York, New York 10036. The mailing address for Mr. Kohn is 28601 Chagrin Blvd., 6th Floor, Cleveland, Ohio 44122.

(2)	Amount excludes 2,137 restricted share units held by each of the following directors: Mr. Birnbaum, Mr. Feiner, Ms. Morgan and Mr. Testwuide, Sr. and 1,600 restricted share units held by R. Parker.
(3)
Number is based on information contained in Schedule 13G filed with the Securities and Exchange Commission on March 16, 2015. The mailing address for Sansone Advisors, LLC is 6 East 43rd Street, 23rd Floor, New York, New York 10017.

(4)
Number is based on information contained in Schedule 13G filed with the Securities and Exchange Commission on February 10, 2015 and various Forms 4 filed subsequently. The mailing address for AWM Investment Company, Inc is 527 Madison Avenue, Suite 2600, New York, NY 10022.

(5)
Of which 1,180,204 shares are held by Revenant, Inc., which is wholly owned by Mr. Sullivan. Amount includes 24,097 restricted share units held by Mr. Sullivan, which will vest within 60 days of April 1, 2015, and excludes 24,097 restricted share units.

(6)	Includes 4,166 stock options held by Mr. Nocifora, which are exercisable or will vest within 60 days of April 1, 2015.
(7)	Includes 17,616 restricted share units held by Mr. Keneally, which will vest within 60 days of April 1, 2015, and excludes 20,172 restricted share units.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.
Certain Relationships and Related Person Transactions
We give careful attention to related person transactions because they may present the potential for conflicts of interest. We refer to “related person transactions” as those transactions, arrangements, or relationships in which:
•we were, are or are to be a participant;
•the amount involved exceeds $120,000; and

•
any of our Directors, Director nominees, executive officers or greater-than five percent stockholders (or any of their immediate family members) had or will have a direct or indirect material interest.

To identify related person transactions in advance, we rely on information supplied by our executive officers, Directors and certain significant stockholders. We have adopted a comprehensive written policy for the review, approval or ratification of related person transactions, and our Audit Committee reviews all related person transactions identified by us. The Audit Committee approves or ratifies only those related person transactions that are determined by it to be, under all of the circumstances, in the best interest of the Company and its stockholders. No related person transactions occurred in fiscal 2013 that required a review by the Audit Committee.
Director Independence
The Board reviews the independence of each Director at least annually. During these reviews, the Board will consider transactions and relationships between each Director (and his or her immediate family and affiliates) and the Company and our management to determine whether any such transactions or relationships are inconsistent with a determination that the Director was independent. The Board has conducted its annual review of Director independence to determine if any transactions or relationships exist that would disqualify any of the individuals who serve as a Director under the applicable listing standards of the NYSE MKT stock exchange or require disclosure under SEC rules. Based upon the foregoing review, the Board has determined that none of its directors, other than Brian M. Sullivan, its Chief Executive Officer, has a material relationship with the Company that would interfere with the exercise of independent judgment in carrying out the responsibilities of such directors. Mr. Sullivan is not considered independent under the independence rules of the NYSE MKT stock exchange.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES.
Principal Accounting Fees and Services
Audit Fees. The aggregate amount billed by McGladrey LLP ("McGladrey") for audit services performed for the fiscal years ending December 31, 2014 and 2013 was $565,200 and $433,300 respectively. Audit services include the auditing of the consolidated financial statements and quarterly reviews.
Audit-Related Fees. For the year ended December 31, 2014, the Company paid McGladrey fees of $58,100. No fees were paid to McGladrey for audit-related services for either of the fiscal year ended December 31, 2013.
Tax Fees. No fees were paid to McGladrey associated with tax compliance and tax consultation for either of the fiscal years ended December 31, 2014 and 2013.
All Other Fees. The Company paid McGladrey fees of $30,700 and $132,900, for the fiscal years ending December 31, 2014 and December 31, 2013, respectively, in connection with their examination of certain assertions made by the Company relating to certain business performance metrics and a comprehensive review of the Company's transfer pricing practices.
Audit Committee Pre-Approval Policies and Procedures. The Audit Committee pre-approves the audit and non-audit services performed by McGladrey and any of its affiliates in order to assure that the provision of such services does not impair McGladrey independence. Unless a type of service to be provided by McGladrey or one of its affiliates has received general pre-approval, it will require specific pre-approval by the Audit Committee. The Audit Committee does not delegate its responsibilities to pre-approve services performed by the independent auditor to management.

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
Date: April 30, 2015

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on April 15, 2015.

CTPARTNERS EXECUTIVE SEARCH INC.

By: /s/William J. Keneally
Title: Chief Financial Officer

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

10.1
Form of Indemnification Agreement, by and between CTPartners Executive Search Inc. and each of its Directors and Executive Officers (incorporated herein by reference to Exhibit 10.1 to Amendment No. 2 to CTPartners Executive Search LLC’s Registration Statement on Form S-1 filed with the Commission on October 14, 2010 (Registration No. 333-169224))

10.2
Employment Agreement with Brian Sullivan dated December 2, 2013 (incorporated herein by reference to Exhibit 10.2 to CTPartners Executive Search Inc's Annual Report on Form 10-K filed with the Commission on March 12, 2014).

10.3
Employment Agreement with David C. Nocifora dated December 2, 2013 (incorporated herein by reference to Exhibit 10.2 to CTPartners Executive Search Inc's Annual Report on Form 10-K filed with the Commission on March 12, 2014).

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

21	List of Subsidiaries (incorporated herein by reference to Exhibit 10.2 to CTPartners Executive Search Inc's Annual Report on Form 10-K filed with the Commission on April 16, 2015).

23.1
Consent of Independent Registered Public Accounting Firm, McGladrey LLP (incorporated herein by reference to Exhibit 10.2 to CTPartners Executive Search Inc's Annual Report on Form 10-K filed with the Commission on April 16, 2015).

24	Power of Attorney (incorporated herein by reference to Exhibit 10.2 to CTPartners Executive Search Inc's Annual Report on Form 10-K filed with the Commission on April 16, 2015).

*31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) / 15d-14(a)

*31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) / 15d-14(a)

32.1
Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350 (incorporated herein by reference to Exhibit 10.2 to CTPartners Executive Search Inc's Annual Report on Form 10-K filed with the Commission on April 16, 2015).

32.2
Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350 (incorporated herein by reference to Exhibit 10.2 to CTPartners Executive Search Inc's Annual Report on Form 10-K filed with the Commission on April 16, 2015).

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