Form 10-Q
period 2015-03-31
CTPARTNERS EXECUTIVE SEARCH INC.
filed 2015-05-21
CIK 1439199

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For quarterly period ended March 31, 2015
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

Large Accelerated Filer	☐	Accelerated Filer	☐	Non-Accelerated Filer	☐	Smaller Reporting Company	☒
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    ☐  Yes    ☒  No
The number of the registrant’s common shares outstanding as of May 7, 2015 was 8,752,592.

	Description	Page

PART I. Financial Information

Item 1.	Condensed Consolidated Financial Statements	3
	Condensed Consolidated Balance Sheets as of March 31, 2015 (unaudited) and December 31, 2014	3
	Condensed Consolidated Statements of Operations for the three months ended March 31, 2015 and 2014 (unaudited)	4
	Condensed Consolidated Statements of Comprehensive Income (Loss) for the three months ended March 31, 2015 and 2014 (unaudited)	5
	Condensed Consolidated Statements of Cash Flows for the three months ended March 31, 2015 and 2014 (unaudited)	6
	Notes to Condensed Consolidated Financial Statements	8
Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	17
Item 4.	Controls and Procedures	23

Part II. Other Information

Item 1A	Risk Factors	24
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	24
Item 5.	Other Information	24
	Signatures	25
Item 6.	Exhibits	26
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
	EX - 101.LAB XBRL LABEL LINKBASE DOCUMENT
	EX - 101.PRE XBRL PRESENTATION LINKBASE DOCUMENT

PART I. Financial Information

Item 1. Condensed Consolidated Financial Statements

CTPARTNERS EXECUTIVE SEARCH INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share amounts)

	(unaudited)
	March 31, 2015	December 31, 2014
Assets
Current Assets
Cash	$5,366	$5,215
Accounts receivable, net	31,001	38,742
Other receivables	544	601
Prepaid expenses	3,061	4,284
Deferred income taxes	5,137	4,829
Income taxes receivable	219	—
Other	4,325	5,327
Total current assets	49,653	58,998
Non-current assets
Leasehold improvements and equipment, net	5,639	5,681
Goodwill	11,046	11,789
Intangibles, net	4,444	4,882
Other assets	8,455	7,366
Deferred income taxes	3,873	3,641
	$83,110	$92,357
Liabilities and Stockholders’ Equity
Current Liabilities
Current portion of long-term debt	$4,867	$4,280
Line of credit	13,098	17,207
Accounts payable	2,387	4,965
Accrued compensation	28,235	32,220
Accrued business taxes	3,494	3,430
Income taxes payable	—	774
Accrued expenses	2,418	2,532
Total current liabilities	54,499	65,408
Long-Term Liabilities
Long-term debt, less current maturities	3,104	3,549
Deferred rent, less current maturities	573	646
Total long-term liabilities	3,677	4,195
Stockholders’ Equity
Preferred stock: 1,000,000 shares authorized, no shares issued and outstanding	—	—
Common stock: $0.001 par value, 15,000,000 shares authorized, 9,149,694 and 7,695,635 shares issued; 8,724,356 and 7,270,297 shares outstanding at March 31, 2015 and December 31, 2014, respectively	9	8
Additional paid-in capital	41,750	38,116
Accumulated deficit	(12,061)	(10,935)
Accumulated other comprehensive loss, net of tax	(2,637)	(2,308)
Treasury stock at cost 425,338 shares at March 31, 2015 and December 31, 2014.	(2,127)	(2,127)
Total stockholders' equity	24,934	22,754
	$83,110	$92,357
See Notes to Consolidated Financial Statements.

CTPARTNERS EXECUTIVE SEARCH INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
(in thousands except share and per share amounts)

	Three months ended March 31,
	2015	2014
Revenue
Net revenue	$34,676	$39,870
Reimbursable expenses	1,034	1,088
Total revenue	35,710	40,958
Operating expenses
Compensation and benefits	24,370	29,420
General and administrative	11,595	8,611
Reimbursable expenses	1,149	1,209
Total operating expenses	37,114	39,240
Operating income/(loss)	(1,404)	1,718
Interest expense, net	(68)	(49)
Income/(loss) before income taxes	(1,472)	1,669
Income tax (expense)/benefit	342	(641)
Net income/(loss)	(1,130)	1,028
Net (income)/loss attributable to redeemable noncontrolling interest	4	132
Net income/(loss) attributable to the Company	$(1,126)	$1,160

Basic income/(loss) per common share	$(0.14)	$0.16
Diluted income/(loss) per common share	$(0.14)	$0.15
Basic weighted average common shares	8,175,045	7,138,477
Diluted weighted average common shares	8,175,045	7,661,502
See Notes to Condensed Consolidated Financial Statements.

CTPARTNERS EXECUTIVE SEARCH INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS) (UNAUDITED)
(In Thousands)

	Three months ended March 31,
	2015	2014
Net income/(loss)	$(1,130)	$1,028
Other comprehensive income/(loss), net of tax
Foreign currency translation adjustments	(329)	86
Comprehensive income/(loss)	(1,459)	1,114
Comprehensive (income)/loss attributable to redeemable noncontrolling interest	4	132
Comprehensive income/(loss) attributable to the Company	$(1,455)	$1,246
See Notes to Condensed Consolidated Financial Statements.

CTPARTNERS EXECUTIVE SEARCH INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(In thousands)

	For the Three Months Ended March 31
	2015	2014
Cash Flows From Operating Activities
Net income/(loss)	(1,130)	1,028
Adjustments to reconcile net income/(loss) to net cash provided by/(used in) operating activities
Depreciation and amortization	541	563
Change in fair value of contingent consideration	167	—
Share-based compensation	(9)	138
Amortization of discount on seller notes	—	4
Amortization of post-combination compensation	107	—
Deferred income taxes	595	737
Changes in operating assets and liabilities, net of effect of acquired businesses:
Accounts receivable, net	6,723	(6,599)
Prepaid expenses	1,916	885
Other assets and receivables	(548)	392
Accounts payable	(2,519)	(338)
Accrued compensation	(3,293)	(3,889)
Accrued business taxes	70	334
Income taxes payable	(2,076)	(434)
Accrued expenses	713	(3,303)
Deferred rent	(111)	(89)
Net cash provided by/(used in) operating activities	1,146	(10,571)
Cash Flows From Investing Activities
Acquisition of businesses	—	(2,336)
Purchase of leasehold improvements and equipment	(540)	(428)
Notes receivable issued	(673)	(1,046)
Repayment of notes receivable	—	1,000
Net cash provided by/(used in) investing activities	(1,213)	(2,810)
Cash Flows From Financing Activities
Principal payments on long-term debt	(28)	(2,717)
Net proceeds from/(payments on) line of credit	(4,109)	15,019
Net proceeds from issuance of common stock	4,143	—
Net cash provided by/(used in) financing activities	6	12,302
Net increase/(decrease) in cash	(61)	(1,079)
Effect of foreign currency on cash	212	4
Cash:
Beginning	5,215	5,654
Ending	5,366	4,579

CTPARTNERS EXECUTIVE SEARCH INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED) (Continued)
(In thousands)

	For the Three Months Ended March 31
	2015	2014
Supplemental Disclosure of Non-Cash Investing Activities
Acquisition of businesses
Total identifiable assets acquired and liabilities assumed	$—	$1,106
Goodwill	—	3,753
Aggregate purchase price per purchase agreement	$—	$4,859
Seller note	—	(2,523)
Redeemable noncontrolling interest	—	—
Cash paid for acquisition of businesses	$—	$2,336

Forgiveness of notes receivable	$—	$117

Supplemental Disclosure of Non-Cash Financing Activities
Seller financing of fixed asset additions	$117	$189
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
In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months ended March 31, 2015, are not necessarily indicative of the results that may be expected for the year ended December 31, 2015.
The condensed consolidated balance sheet, at December 31, 2014, has been derived from the audited financial statements at that date but does not include all the information and footnotes required by generally accepted accounting principles for complete financial statements.
The interim financial statements contained in this report should be read in conjunction with the audited consolidated financial statements and footnotes presented in the Company’s Form 10-K for the year ended December 31, 2014, filed with the SEC on April 16, 2015.
The financial statements of the Company have been prepared on a going-concern basis, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. As of April 30, 2015, the Company was in violation of certain covenants, as further described in note 11. The lenders granted a limited duration waiver of violation, under the terms of which the lenders forbear from enforcing their remedies in connection with this non-compliance until August 31, 2015 so long as certain milestones are met in connection with the proposed sale of the Company described below. On May 20, 2015, the Company announced that it has agreed to negotiate exclusively with DHR International for limited period of time in an effort to reach a definitive agreement for sale of the Company. All terms of a definitive agreement, including price, are subject to DHR’s confirmatory due diligence and negotiation between the parties. There is no assurance that the parties will enter into a binding acquisition agreement consistent with the indication of interest or on any other terms.
The Company does not have sufficient cash flows from operations or cash resources to repay the credit facility or obligations under the Note Purchase agreement (See Note 11) if they become immediately due and payable at the lender’s discretion after the limited duration waiver expires. This indicates substantial doubt about the Company’s ability to continue as a going concern for a reasonable period of time.
The consolidated financial statements do not include any adjustments that might result from the outcome of these uncertainties.
Goodwill - Goodwill represents the excess of the purchase price over the fair value of assets acquired and liabilities assumed, if any. The goodwill impairment test compares the fair value of a reporting unit with its carrying amount, including goodwill. If the carrying amount of a reporting unit exceeds its fair value, goodwill of the reporting unit would be considered impaired. To measure the amount of the impairment loss, the implied fair value of a reporting unit’s goodwill is compared to the carrying amount of that goodwill. If the carrying amount of a reporting unit’s goodwill exceeds the implied fair value of that goodwill, an impairment loss is indicated. For this test, the fair value of the Company’s relevant reporting unit is determined using a combination of valuation techniques, including a discounted cash flow methodology. The Company performs an impairment test annually, in the fourth quarter of the fiscal year, or more often as required. As of March 31, 2015, there was no impairment with respect to the Company’s goodwill.
Intangible Assets - Intangible assets primarily consist of customer relationships and developed technology and are recorded at their estimated fair value at the date of acquisition and are amortized using the straight-line method over their estimated useful lives. For intangible assets not subject to amortization, an impairment loss is recognized if the carrying amount of the intangible assets is not recoverable and exceeds fair value. The carrying amount of the intangible assets is considered not recoverable if it exceeds the sum of the undiscounted cash flows expected to result from use of the asset. As of March 31, 2015, there were no indicators of impairment with respect to the Company’s intangible assets.
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
Other Comprehensive Loss - Other comprehensive loss primarily consists of foreign currency translation gains and losses, net of income tax effects.

The components of accumulated other comprehensive loss, net of tax, are as follows:

	March 31, 2015	December 31, 2014
Foreign currency translation adjustments	$(2,450)	$(2,121)
Other	(187)	(187)
	$(2,637)	(2,308)
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
As of March 31, 2015, the SICAD rate was 12.00 bolivars to the U.S. dollar. On February 19, 2014, the Venezuelan government announced plans for another currency exchange mechanism, referred to as “SICAD 2,” which allows authorized foreign exchange operators, such as regulated banks and capital market brokers, to act as intermediaries in the sale or acquisition of foreign currency. The SICAD 2 rate is intended to more closely resemble a market-driven exchange rate compared to the rates provided by Venezuela’s other regulated exchange mechanisms. SICAD 2 became effective on March 24, 2014 and the approximate SICAD 2 rate as of March 31, 2015 was 196.95 bolivars to the U.S. dollar.
As of March 31, 2015, there were three legal exchange mechanisms administered by the Venezuelan government, each with a different exchange rate. The recent introduction of the variable SICAD 1 and SICAD 2 mechanisms requires reporting entities to exercise considerable judgment to determine which rate to utilize to remeasure their bolivar denominated monetary assets and liabilities, and to record revenue and expenses. The Company believes that there is significant uncertainty pertaining to the nature of transactions that flow through SICAD 1 auction and how SICAD 1 will operate in the future. The Company does not intend to utilize SICAD 2 at the prevailing exchange rates. The Company believes that the official rate of 6.3 bolivars to the U.S. dollar remains legally available to us, and therefore continued to measure its

CTPARTNERS EXECUTIVE SEARCH INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(All tables in thousands, except share and per share amounts)

bolivar denominated assets, liabilities and associated transactions at the official rate of 6.3. As of March 31, 2015 the Company had $3.2 million of bolivar denominated assets and $1.0 million of bolivar denominated liabilities.
Reclassifications - Certain items in the 2014 condensed consolidated financial statements have been reclassified to conform to the 2015 presentation.

Note 2. Acquisitions
Neumann Leadership
On December 1, 2014, the Company acquired Neumann Leadership Holding GmbH ("Neumann"), an executive search firm based in Austria, with offices in Germany, Hungary, Czech Republic, Romania, and Bulgaria. This acquisition expands the Company's presence in Central Europe.
The Company paid $0.5 million in cash on the acquisition date, additional $1.0 million to redeem Neumann's bank debt, and recorded a seller note payable valued at $1.7 million, payable over three years from the date of acquisition. A portion of the purchase price is contingent on continuing employment. Pursuant to the purchase agreement, certain selling shareholders are required to continue employment with the Company through the date of payment in order to receive a portion of the purchase price, totaling $0.8 million. The contingent portion of the purchase price was accounted for as compensation for post-combination services, and will be recognized over three years using graded-vesting method. During 3 months ended March 31, 2015, the Company recognized $0.1 million in post-combination compensation expense, which is included in the compensation and benefits line item in the statement of operations.
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
The acquisition of Park Brown includes a contingent consideration arrangement that allows for adjustment of payments based upon achievement of certain revenue targets. The fair value of contingent consideration is based upon the future revenues attributable to the acquired business, and was estimated through the use of the Monte Carlo model. The fair value measurement is based on significant inputs not observable in the market and thus represents a Level 3 measurement. These fair value measurements are based on (i) an assumed revenue forecast, (ii) an assumed discount rate of 4.8%, and (iii) assumed market volatility rate range of 10.0%. As of March 31, 2015, the fair value of the note payable was $1.1 million.
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
The acquisition of Johnson includes a contingent consideration arrangement that allows for adjustment of payments based upon achievement of certain revenue targets over the next three years. The fair value of contingent consideration is based upon the future revenues attributable to the acquired business, and was estimated through the use of the Monte Carlo model. The fair value measurement is based on significant inputs not observable in the market and thus represents a Level 3 measurement. These fair value measurements are based on (i) an assumed revenue forecast, (ii) an assumed discount rate of 8.5%, and (iii) assumed market volatility rate range of 10%. During the first quarter of 2015, the performance measurement period ended, and the Company revalued contingent consideration based on actual results of Johnson, which resulted in a fair value adjustment to contingent consideration. As of March 31, 2015, the fair value of the note payable was $1.5 million.
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
Note 3. Goodwill and Intangible Assets
Goodwill
Changes in the carrying value of goodwill for the three months ended March 31, 2015 are as follows:

Balance as of December 31, 2014	$11,789
Additions	—
Exchange rate fluctuation	(743)
Balance as of March 31, 2015	$11,046
Intangible Assets

The following is a summary of intangible assets at March 31, 2015:

	Amortizable Lives	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Amortized Intangible assets
Customer relationships	10 years	$1,269	$204	$1,065
Developed technology	10 years	3,537	830	2,707
Trade names	2 years	913	336	577
Other	3 years	76	48	28
		$5,795	$1,418	$4,377
Unamortized Intangible Assets
Trademarks				67
Total Intangible Assets				$4,444
Total amortization expense of intangible assets was $0.1 million for the three months ended March 31, 2015 and $0.2 million for the three months ended March 31, 2014. Estimated aggregate future amortization expense for the following five years and thereafter is as follows:

Years ending December 31,	Estimated Aggregate Future Amortization Expense
2015	$937
2016	520
2017	482
2018	482
2019	482
Thereafter	1,474
$4,377

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
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(All tables in thousands, except share and per share amounts)

historical evidence of collections. The Company also provides a reserve for billing adjustments based upon historical experience. The allowance for doubtful accounts and billing adjustments amounted to $1.9 million million at March 31, 2015, and December 31, 2014.
Note 5. Basic and Diluted Earnings Per Share
A reconciliation of the amounts used in the basic and diluted earnings per share computation is shown in the following table.

	Three Months Ended March 31
	2015	2014
Numerator
Net income/(loss) attributable to the Company	$(1,126)	$1,160
Denominator
Basic weighted-average common shares	8,175,045	7,138,477
Effect of stock options and restricted stock (1)	—	523,025
Diluted weighted-average common shares	8,175,045	7,661,502
Basic income/(loss) per common share	$(0.14)	$0.16
Diluted income/(loss) per common share	$(0.14)	$0.15

(1)
For the three months ended March 31, 2015, 190,500 stock options are excluded as the market price is below the strike price at March 15, 2015. Additionally, 222,417 restricted shares and 65,352 stock options are excluded, as they are anti-dilutive to the net loss per common share.

Note 6. Leasehold Improvements and Equipment
The components of the leasehold improvements and equipment at March 31, 2015 and December 31, 2014 are as follows:

	March 31, 2015	December 31, 2014
Leasehold improvements	$3,814	3,731
Office furniture, fixtures and equipment	3,508	3,544
Computer equipment and software	8,093	7,933
	15,415	15,208
Accumulated depreciation and amortization	(9,776)	(9,527)
	$5,639	5,681
Depreciation and amortization expense relating to leasehold improvements and equipment was $0.4 million for the three months ended March 31, 2015 and 2014.

CTPARTNERS EXECUTIVE SEARCH INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(All tables in thousands, except share and per share amounts)

Note 7. Long-Term Debt
Line of Credit. The Company is a party to a credit and security agreement (the “Fourth Amended and Restated Credit and Security Agreement” or “Credit Agreement”) with a bank which includes a revolving credit facility. The Credit Agreement, as amended, has been extended through August 31, 2016. Under the amended terms of the revolving credit facility, the Company may borrow an amount equal to the lesser of $20.0 million or the “Borrowing Base” (the Company’s eligible accounts receivable as defined in the Credit Agreement), with interest calculated at 325 basis points basis points above the LIBOR rate as defined in the revolving Credit Agreement (the adjusted LIBOR rate), which was 2.927% at March 31, 2015. The Company had $13.1 million in borrowings on the revolving credit facility at March 31, 2015 and $17.2 million at December 31, 2014. Additionally, the Company has issued letters of credit related to office lease agreements secured by the Credit Agreement in the amount of $4.6 million as of March 31, 2015, and $4.6 million at December 31, 2014. Available borrowings under the revolving credit facility were $6.9 million and $2.8 million at March 31, 2015 and December 31, 2014, respectively.
Notes Payable. Long-term debt consists of the following at March 31, 2015 and December 31, 2014:

	March 31, 2015	December 31, 2014
Notes payable - redemption of members’ units	$118	$157
Notes payable - seller financed acquisitions	7,180	7,581
Notes payable - other	673	91
	7,971	7,829
Less current portion of long-term debt	4,867	4,280
	$3,104	$3,549
Notes Payable — Redemption of Members’ Units. Prior to the conversion from a limited liability company to a corporation, the Company periodically purchased member units from former members, with payment in the form of notes, payable over 5 years. The total due on these notes amounted to $0.1 million at March 31, 2015, and $0.2 million at December 31, 2014. The interest on the notes ranges from 2.66% to 5.00%. The carrying value of notes payable approximates its fair value.

Notes Payable — Seller Financed Acquisitions. During the year ended December 2013, the Company completed two acquisitions, and during 2014 the Company acquired Johnson Executive Search, Park Brown and Neumann as further described in Note 2. The aggregate purchase price for these acquisitions was, in part, financed through seller notes.

In conjunction with the acquisition of Neumann, the Company recorded a note payable to the seller. The fair value of the note as of March 31, 2015 is $1.4 million. The note is payable in three annual installments on December 1 of 2015, 2016 and 2017.

In conjunction with the acquisition of Park Brown, the Company recorded a note payable to the seller. The note was recorded at fair value at acquisition, and is re-measured every reporting period, as further described in Note 2 to the consolidated financial statements. As of March 31, 2015, $1.1 million is outstanding, payable in three installments on July 1, of 2015, 2016 and 2017.

In conjunction with the acquisition of Johnson, the Company recorded a note payable to the seller in connection with the contingent consideration. The note was recorded at fair value at acquisition, and is re-measured every reporting period, as further described in Note 2 to the consolidated financial statements. During the first quarter of 2015, the performance measurement period ended, and the Company re-valued contingent consideration based on actual results of Johnson, which resulted in a fair value adjustment to contingent consideration. As of March 31, 2015, the fair value of the note was $1.5 million is outstanding, payable in three installments following closing of books and records of first, second and third anniversary from acquisition date.

In conjunction with the acquisition of Augmentum, in 2013 the Company recorded a note payable to the seller in connection with the contingent purchase price. During third quarter of 2014, the Company acquired the remaining 49% interest, and recorded an additional note payable for the additional interest acquired. The note was recorded at fair value at acquisition, and is re-measured every reporting period, as further described in Note 2 to the consolidated financial statements. As of March 31, 2015, $3.0 million is outstanding, payable in two installments on August 31, 2015 and August 31, 2016.

The Company recorded a note payable associated with Taylor Consultancy acquisition. The note was recorded at fair value of contingent consideration at acquisition, and revalued every reporting period. Taylor Consultancy outperformed the initial projections, resulting in revaluation of contingent consideration, and an adjustment to increase the fair value of the note payable as of December 31, 2014. As of March 31, 2015, the fair value of note payable was $0.2 million, payable on December 1, 2015.

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

Table below summarizes changes in fair value of notes payable.

	12/31/2014	New notes	Payments	Fair value adjustment (Level 3)	Exchange rate fluctuation	3/31/2015
Seller financing notes	$7,581	$—	$—	$167	$(568)	$7,180

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
A summary of the Company’s common stock subject to vesting provisions as of March 31, 2015, is presented below:

	Common	Weighted- Average Grant-Date
Non-Vested Common Stock	Stock	Fair Value
Non-vested common stock at December 31, 2014	136,090	$4.74
Granted	80,638	$10.23
Vested	—	$—
Forfeited	(39,427)	$7.10
Non-vested common stock at March 31, 2015	177,301	$7.84
Total share-based compensation expense related to vested shares was $0.1 million for the three months ended March 31, 2015, and $0.1 million for the three months ended March 31, 2014.
As of March 31, 2015, there was $0.5 million of unrecognized compensation expense related to shares subject to vesting provisions granted under the plan. This expense is expected to be recognized over a weighted-average period of 2.4 years years.
In the first quarter of 2013, the Company granted an award subject to recapture provisions. Recapture provisions allow the Company to recapture a portion of stock if certain performance or service conditions are not met. A summary of the Company’s common stock subject to recapture provisions as of March 31, 2015, is presented below:

	Common	Weighted-Average Grant-Date
Common Stock Subject to Recapture	Stock	Fair Value
Common stock subject to recapture at December 31, 2014	4,679	$4.70
Granted	—	$—
Expiration of recapture provision	(2,340)	$4.70
Forfeited	—	$—
Common stock subject to recapture at March 31, 2015	2,339	$4.70
Total share-based compensation expense related to shares subject to recapture was de minimis for the three months ended March 31, 2015 and 2014.
As of March 31, 2015, there was $8,417 of unrecognized compensation expense related to shares subject to recapture granted under the plan. This expense is expected to be recognized over a weighted-average period of 0.8 years.

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
A summary of the Company’s non-qualified stock option activity for the three months ended March 31, 2015, is presented below:

	Number of Non- qualified Stock Options	Weighted Average Exercise Price Per Share	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value
Outstanding on December 31, 2014	287,733	$6.55	8.2	$2,486
Granted	—	$—		$—
Exercised	—	$—	—	$—
Expired	—	$—	—	$—
Forfeited	(50,498)	$7.43	—	$—
Outstanding on March 31, 2015	237,235	$6.36	7.8	$125
Exercisable on March 31, 2015	119,500	$4.88	—	$—
The aggregate intrinsic value is based upon the Company's closing stock price of $5.08 at March 31, 2015. The compensation benefit related to the options was $44,944 for the three months ended March 31, 2015, and $31,448 for the three months ended March 31, 2014. As of March 31, 2015, there was $0.5 million of unrecognized compensation expense related to unvested non-qualified stock options, which is expected to be recognized over a weighted-average period of 1.8 years.
Employee Stock Purchase Program - The stock discount purchase program allows selected employees to purchase up to $0.1 million of the Company’s stock in lieu of cash bonuses, at a 15% discount to the NYSE MKT trading price of those shares. Shares are subject to ratable vesting over a three-year period, and compensation expense relating to the discount is recognized on a straight-line basis over the vesting period. A summary of the Company's employee stock purchase program as of March 31, 2015, is presented below:

	Common	Weighted-Average Grant-Date
Employee Stock Purchase Program	Stock	Fair Value
Non-vested purchased employee stock at December 31, 2014	77,467	$3.98
Granted	—	$—
Vested	—	$—
Forfeited	(46,853)	$4.09
Non-vested common stock at March 31, 2015	30,614	$3.81
Compensation benefit relating to the stock purchase discount program was $108,523 for the three months ended March 31, 2015. For the three months ended March 31, 2014, compensation expense relating to the stock purchase discount program was $9,559. As of March 31, 2015, there was $140,630 of unrecognized compensation expense related to shares subject to vesting provisions granted under the stock purchase discount program. This expense is expected to be recognized over a weighted-average period of 0.6 years.

CTPARTNERS EXECUTIVE SEARCH INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(All tables in thousands, except share and per share amounts)

Note 9. Enterprise Geographic Concentrations

The Company operates in four principal geographic regions: North America, EMEA, Asia Pacific and Latin America. The revenue by region, for the three ended March 31 2015 and 2014, is as follows:

	Three Months ended March 31, 2015	Three Months ended March 31, 2014
Revenue
North America	$18,360	$23,666
EMEA	10,233	10,585
Asia Pacific	3,600	2,458
Latin America	2,483	3,161
Net revenue before reimbursable expenses	34,676	39,870
Reimbursable expenses	1,034	1,088
Total	$35,710	$40,958

Identifiable assets by geographic concentrations are as follows:

	March 31, 2015	December 31, 2014
Identifiable Assets
North America	$29,560	$34,199
EMEA	18,144	21,398
Asia Pacific	8,441	7,937
Latin America	10,190	10,706
Global Operations Support	1,285	1,447
Total	$67,620	$75,687
Goodwill and other intangible assets, net:
Latin America	$1,831	$1,993
EMEA	8,150	8,709
Asia Pacific	5,509	5,968
Total	$15,490	$16,670

Note 10. Equity Offering

On January 30, 2014 the Company sold 1,454,059 shares of common stock in an underwritten public offering at a public offering price of $3.44 per share, which resulted in net proceeds of approximately $4.2 million. Proceeds will be used to pay down outstanding line of credit and for general corporate purposes.

Note 11. Subsequent Events

On April 8, 2015, the Company entered into an amendment of the credit line agreement and a $12.5 million aggregate principal amount second-lien note purchase agreement (the “Note Purchase Agreement”) with a publicly traded insurance company and an affiliate thereof. The notes are issuable in two tranches of $6.25 million. The first tranche closed on April 14, 2015, and the second tranche of $6.25 million is scheduled to close 90 days after the first funding, subject to certain conditions set forth in the Note Purchase Agreement. The notes bear interest at an adjusted LIBOR rate (as defined in the Note Purchase Agreement) which is currently approximately 12%, and mature in 2020.

As of April 30, 2015, the Company violated the retention covenant, which required that revenue initiated by departed consultants did not exceed 10% of revenue for the past twelve months.
The lenders granted a limited duration waiver of violation, under the terms of which the lenders forbear from enforcing their remedies in connection with this non-compliance until August 31, 2015 so long as certain milestones in connection with the proposed sale of the Company are met. Management believes the milestones in the transaction to sell the Company will be reached within specified period of time. In addition, the credit facility has been reduced from $20 million to $15.5 million and the interest rate increased by 25 basis points,

CTPARTNERS EXECUTIVE SEARCH INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(All tables in thousands, except share and per share amounts)

resulting in a current rate of approximately 3.18% per annum. Also, the notes purchaser is not expected to purchase a second tranche of $6.25 million principal amount of notes, which had been scheduled to occur after June 30, 2015.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Management’s Discussion and Analysis of Financial Condition and Results of Operations as well as other sections of this quarterly report on Form 10-Q contain forward-looking statements. The Private Securities Litigation Reform Act of 1995 provides a safe harbor for forward-looking statements. The forward-looking statements are based on current expectations, estimates, forecasts and projections about the industry in which we operate and management’s beliefs and assumptions. Forward-looking statements may be identified by the use of words such as “expects,” “anticipates,” “intends,” “plans,” “believes,” “seeks,” “estimates,” “projects,” “forecasts,” and similar expressions. Forward-looking statements are not guarantees of future performance and involve certain known and unknown risks, uncertainties and assumptions that are difficult to predict. Actual outcomes and results may differ materially from what is expressed, forecasted or implied in the forward-looking statements. Factors that may affect the outcome of the forward-looking statements include, among other things, our expectations regarding our revenues, expenses and operations and our ability to sustain profitability; our ability to recruit and retain qualified executive search consultants to staff our operations appropriately; our ability to expand our customer base and relationships, especially given the off-limit arrangements we are required to enter into with certain of our clients; changes in the global economy and our ability to execute successfully through business cycles; our anticipated cash needs; our anticipated growth strategies and sources of new revenues; unanticipated trends and challenges in our business and the markets in which we operate; social or political instability in markets where we operate; the impact of foreign currency exchange rate fluctuations; price competition; the ability to forecast, on a quarterly basis, variable compensation accruals that ultimately are determined based on the achievement of annual results; the mix of profit and loss by country; and our ability to estimate accurately for purposes of preparing our consolidated financial statements. For more information on the factors that could affect the outcome of forward-looking statements, see Risk Factors in Item 1A of our annual report on Form 10-K, which was filed with the Securities and Exchange Commission on March 15, 2015. We caution the reader that the list of factors may not be exhaustive. We undertake no obligation to update publicly any forward-looking statements, whether as a result of new information, future events or otherwise.
Management’s Discussion and Analysis of Financial Condition and Results of operations has been prepared for the three-month periods ending March 31, 2015 and 2014.
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
Recent Events
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
The foregoing events have created significant challenges surrounding our business and, in particular, our ability to retain consultants and customers. Since December 31, 2014, approximately 30 of our consultants have departed the firm. These departures had a material effect on our ability to generate revenue consistent with our historical trends.
The Company announced, effective April 16, 2015, our Chief Operating Officer David C. Nocifora would replace Brian Sullivan as Chief Executive Officer and that we were conducting a search for a new non-executive director to chair the Board. Michael Feiner, an independent director, has agreed to serve as interim Chairman of the Board.
On February 6, 2015, we received an unsolicited, non-binding proposal from DHR International to acquire all of the outstanding shares of the Company.  The special committee of the Company’s board of directors, which was formed to evaluate the Company’s strategic alternatives, has agreed to negotiate exclusively with DHR for a limited period of time in an effort to reach a definitive agreement. The preliminary price range set forth in the indication of interest is lower than the $7.00 per share DHR had proposed to pay in a February 5, 2015 letter to the CTP board of directors. All terms of a definitive agreement, including price, are subject to DHR’s confirmatory due diligence and negotiation between the parties.
We recently amended our credit agreement and entered into an additional $12.5 million note purchase agreement. The Company is in violation of certain covenants under those agreements. For further discussion, refer to "Liquidity and Capital Resources" section of Management's Discussion and Analysis.
First Quarter Overview
Net revenue for the three months ended March 31, 2015, decreased $5.2 million while operating loss decreased to $1.4 million from operating income of $1.7 million in the first quarter of 2014. Net loss for the three months ended March 31, 2015 was $1.1 million, a $2.3 million decrease from of $1.2 million net income in the same quarter of 2014.
On an adjusted basis, net loss, as defined in the reconciliation of non-GAAP measure, was $0.1 million for the three months ended March 31, 2015, as compared to adjusted net income of $1.7 million for three months ended March 31, 2014.
For the three months ended March 31, 2015, we were engaged to perform 436 searches. For the three months ended March 31, 2014, we were engaged to perform 441 searches. During the three months ended March 31, 2015, we placed candidates in 125 U.S. searches and in 177 non-U.S searches. For the three months ended March 31, 2014, we placed candidates in 111 U.S. searches and in 168 non-U.S. searches.
Relevant data is set forth below:

Performance Metrics	Three months ended March 31, 2015	Three months ended March 31, 2014	Increase/ Decrease	Percentage Increase/ Decrease
	(in thousands, except number of search assignments and search consultants)
Number of new search assignments	436	441	(5)	(1.1)%
Number of executive search consultants (as of period end)	158	136	22	16.2%
Productivity, as measured by average annualized net revenue per executive search consultant (1)	$806	$1,208	$(402)	(33.3)%
Average revenue per executive search	$88	$102	$(14)	(13.7)%
(1)Productivity calculation is based on full time equivalent consultant headcount. The productivity for consultants that have been with the firm for a full twelve months prior to first quarter of 2014 is set forth below:

Performance Metrics	Three months ended March 31, 2015	Three months ended March 31, 2014	Increase/ Decrease	Percentage Increase/ Decrease
	(in thousands, except number of search assignments and search consultants)
Productivity, as measured by average annualized net revenue per executive search consultant	$1,015	$1,261	$(246)	(19.5)%

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

We calculate Adjusted net income/(loss) as Net income/(loss) excluding the following charges which we do not believe are reflective of our operational results:

•	Post-combination compensation expense

•	Reorganization charges

•	Gain or loss on foreign currency related to funding of foreign subsidiaries

•	Fees and expenses incurred by us in connection with the restatement of our 2012 interim financial statements

•	Fees and expenses incurred in connection with acquisitions

•	Expense for share based compensation

•	Tax effect of the above adjustments
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
The following table reconciles non-GAAP measures to net income:

	(in thousands, except per share amounts)
	Three Months Ended March 31
	2015	2014
CALCULATION OF "AS ADJUSTED" AND "ADJUSTED EBITDA" PERFORMANCE MEASURE
Net income/(loss)	$(1,130)	$1,028
Adjustments:
Post-combination compensation	106	—
Foreign exchange loss/(gain) on funding of foreign subsidiaries	290	118
Costs incurred for reorganization, acquisition and integration	1,133	779
Share based compensation expense	(9)	138
Tax effect of the adjustments	(536)	(398)
Adjusted net income	$(146)	1,665

Interest expense/(income)	$68	$49
Tax expense/(benefit)	194	1,039
Adjusted operating income	116	2,753
Depreciation and amortization	541	563
Adjusted EBITDA	$657	$3,316

Adjusted operating margin	0.3%	6.9%

Adjusted EBITDA margin	1.9%	8.3%

Earnings per common share, as adjusted	$(0.02)	$0.22
Use of non-GAAP measures: The table above contains selected financial information calculated other than in accordance with U.S. Generally Acceptable Accounting Principles (“GAAP”).

Results of Operations
Three-Month Period Ended March 31, 2015 Compared to Three-Month Period Ended March 31, 2014

Net Revenue. Net revenue decreased $5.2 million, or 13.0%, to $34.7 million for the three-month period ended March 31, 2015 from $39.9 million for the three months ended March 31, 2014. Approximately $1.5 million of the decrease is due to exchange rate fluctuations. Remaining decrease is due $5.3 million of lost revenue due to consultant departures and slower business in the United States, offset by revenue generated by businesses acquired in 2014. Since December 31, 2014, approximately 30 consults have left the firm, primarily in the United States.

Compensation and Benefits Expenses. Compensation and employee benefits expense decreased $5.1 million or 17.2%, to $24.4 million for the three-month period ended March 31, 2015, from $29.4 million for the three-month period ended March 31, 2014. Excluding the non-operational compensation charges of $0.1 million for the three months ended March 31, 2015 and $0.3 million for the same period in 2014, respectively, compensation and benefits expense decreased to 69.9% of net revenue for the three-month period ended March 31, 2015, compared to 73.1% for the three-month period ended March 31, 2014.

The $4.9 million decrease in compensation and benefits expense excluding the certain non-operational charges, as defined in reconciliation of non-GAAP measures, is principally due to the following: (i) a decrease of $1.0 million due to currency fluctuation, (ii) a decrease of $2.4 million in consultant compensation and related benefits as a result of the $5.2 million decrease in net fee revenue and (iii) $3.7 million reversal of accrued compensation for departed consultants, offset by an increase of $2.2 million in consultant support and corporate compensation expense due to acquisitions.

General and Administrative Expenses. General and administrative expenses increased $3.0 million, to $11.6 million for the three months ended March 31, 2015 as compared to $8.6 million for the three months ended March 31, 2014. Excluding non-operational charges defined in the reconciliation of non-GAAP measures, general and administrative expenses were $10.2 million for the three months ended March 31, 2015, as compared to $7.8 million for the three months ended March 31, 2014. The increase is comprised primarily of the $1.4 million due to acquisitions and $0.4 million increase in business development.

Operating Income/Loss. Operating loss for the three months ended March 31, 2015 was $1.4 million, compared to an operatin income of $1.7 million for the three months ended March 31, 2014. Excluding non-operational charges of $1.5 million and $1.0 million for the three months ended March 31, 2015 and 2014, respectively, as defined in the reconciliation of non-GAAP measures, on an adjusted basis, operating loss for the three months ended March 31, 2015 was $0.1 million, as compared to operating income of $2.8 million for three months ended March 31, 2014. Adjusted operating margin decreased to 0.3% for the three months ended March 31, 2015, as compared to 6.9% for the same quarter of 2014.

The decrease of $2.6 million in operating income primarily reflects $0.5 million decrease due to foreign currency fluctuations. Remainder is due to a decrease in net revenues of $5.2 million, offset by a decrease of $4.9 million in compensation expense, and a $2.4 million increase in general and administrative expenses.

Income/Loss Before Taxes and Income Tax Benefit. For the three months ended March 31, 2015, we recorded loss before income taxes of $1.5 million and an income tax benefit of $0.3 million, compared to income before income taxes of $1.7 million and an income tax expense of $0.6 million for the same period in 2014. The decrease in income tax expense is primarily due to a $3.1 million increase in income before income taxes. The Company's effective tax rate was 23.2% for the three months ended March 31, 2015, and 38.4% for the three months ended March 31, 2014. Difference in the Company's effective tax rate is due to acquisition of Neumann, which is not a disregarded entity. Income tax benefit related to certain losses generated by Austrian Neumann subsidiary is fully reserved as the Company does not deem probable recovering such benefit.

Net Income/Loss. Net loss for the three months ended March 31, 2015 was $1.1 million, as compared to a net income of $1.0 million for the same period in 2014. Adjusted net loss was $0.1 million for the three months ended March 31, 2015, as compared to an adjusted net income of $1.7 million for the three months ended March 31, 2014.

Net Income/Loss Attributable to the Company. As fully described in Note 2, we acquired a controlling interest in Augmentum Consulting Ltd. For the three months ended March 31, 2014, we allocated $0.1 million of net income and $0.1 million of net loss to the redeemable noncontrolling interest. Net loss attributable to the Company for the three months ended March 31, 2015 was $1.1 million as compared to net income of $1.2 million for the same period in 2014.

Earnings/Loss per common share. Basic and diluted loss per common share was $0.14 for the three months ended March 31, 2015, as compared to basic earning per common share of $0.16 and diluted earnings per common share of $0.15 for the three months ended March 31, 2014. Adjusted loss per share was $0.02 for the three months ended March 31, 2015, a decrease of $0.23 per share as compared to an adjusted earnings per share of $0.22 for the three months ended March 31, 2014.

Liquidity and Capital Resources

General. Our primary sources of liquidity are cash, cash flows from operations and borrowing availability under our credit facilities.  On April 8, 2015 we amended our credit facility agreement and entered into a separate note purchase agreement.
The following table summarizes our cash flow for the periods shown:

	Three months ended March 31
	2015	2014
Net cash provided by/(used in) operating activities	$1,146	$(10,571)
Net cash used in investing activities	(1,213)	(2,810)
Net cash provided by/(used in) financing activities	6	12,302
Net decrease in cash	$(61)	$(1,079)

Cash Flow from Operating Activities. Cash provided by operating activities was $1.1 million in the three-month period ended March 31, 2015, an increase of $11.7 million compared to cash used in operating activities of $10.6 million in the three-month period ended March 31, 2014. The increase is primarily due to accelerated collection of our accounts receivable and other timing differences within working capital.

Cash from Investing Activities. For the three-month period ended March 31, 2015, cash used in investing activities was $1.2 million compared to $2.8 million for the three-month period ended March 31, 2014. For the three-month period ended March 31, 2015, the cash used in investing activities was principally due capital expenditures and issuance of notes receivable. For three months ended March 31, 2014, the cash used in investing activities was primary due to acquisition of Johnson, capital expenditures and issuance of notes receivable, offset by a repayment of notes receivable.

Cash from Financing Activities. For the three-month period ended March 31, 2015, cash provided by financing activities was de minimis, comprised of $4.1 million borrowing on the line of credit, offset by $4.1 million raised in underwritten equity offering. For the three months ended March 31, 2014, cash used in financing activities was $12.3 million due to repayment of long term debt.

On January 30, 2014 the Company sold 1,454,059 shares of common stock in an underwritten public offering at a public offering price of $3.44 per share, which resulted in net proceeds of approximately $4.2 million. Proceeds will be used to pay down outstanding line of credit and for general corporate purposes.

On April 8, 2015, CTPartners Executive Search Inc. ("the Company") amended its existing credit facility agreement with JPMorgan Chase Bank, N.A. and entered into a second-lien note purchase agreement (the "Note Purchase Agreement) with a publicly traded insurance company and an affiliate thereof ("the Note Purchaser"). The notes are issuable in two tranches of $6.25 million with the first tranche closed on April 14, 2015. The second tranche of $6.25 million was anticipated to close 90 days after the first funding, subject to certain conditions set forth in the Note Purchase Agreement. The notes bear interest at an adjusted LIBOR rate (as defined in the Note Purchase Agreement) which is currently approximately 12% and mature in April of 2020.

Our credit facility agreement, which expires on August 31, 2016 bears an interest rate of LIBOR plus 2.75%. We had $13.1 million borrowings outstanding under our credit facility at March 31, 2015, and $17.2 million at December 31, 2014.

Both the credit facility and note purchase agreement are subject to certain covenants. As of April 30, 2015, the Company violated the retention covenant, which requires that revenue initiated by departed consultants for any given month does not exceed 10% of revenue for the past twelve months. The full amount of credit facility and term loan outstanding are potentially callable. The lenders have agreed to forbear enforcement of their remedies, including the acceleration of payment of the amounts due under the credit facility and the notes until August 31, 2015 so long as the Company complies with certain interim covenants. In addition, the credit facility has been reduced from $20 million to $15.5 million and the interest rate increased by 25 basis points, resulting in a current rate of approximately 3.18% per annum. Also, the notes purchaser is not expected to purchase a second tranche of $6.25 million principal amount of notes, which had been scheduled to occur after June 30, 2015.
On May 20, 2015, the Company announced that pursuant to the Company’s evaluation of its strategic alternatives, the Company received a non-binding indication of interest from DHR for the acquisition of 100% of the equity of CTPartners. The Company’s Special Committee of the Board of Directors has evaluated the indication of interest and on May 20, 2015 agreed to negotiate exclusively with DHR for a limited period of time to enter into a definitive agreement on the terms currently reflected in the indication of interest. There is no assurance that the Company will enter into a binding acquisition agreement with DHR or that the terms of any such agreement will reflect the terms in the indication of interest. The combination with DHR is expected to result in the repayment of the Company’s outstanding debt
In the event a transaction with DHR, or another other party, is not completed by August 31, 2015, the expiration of the limited period of the waiver, the Company will continue to be in violation of the covenants and there can be no assurance that the lenders will continue to agree to forbear or otherwise agree to waive compliance with the covenants.

If the lenders call our loans, or if we are otherwise unable to finance our operations due to continued consultant departures or because our business or financial condition otherwise deteriorates greater than currently anticipated, we could be forced to cease operations and/or declare bankruptcy.
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
As of March 31, 2015, we carried out an evaluation, under the supervision and with the participation of our management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed in the reports we file, or submit, under the Exchange Act is recorded, processed, summarized and reported as and when required.
There were no changes in our internal control over financial reporting identified in the evaluation described in the preceding paragraph that occurred during the first quarter of 2015 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION
Item 1A. Risk Factors.

There are no assurances that the Company will continue as a going concern for the ensuing twelve months.
The Company’s ability to continue as a going concern is dependent on the Company’s ability to generate sufficient cash from operations to meet its cash needs and/or to raise funds to finance ongoing operations and repay debt. As of April 30, 2015, the Company was in violation of certain covenants relating to the departure of search consultants contained in its credit facility and the purchase agreement associated with its subordinated notes. The Company does not have sufficient cash flows from operations or cash resources to repay the credit facility or notes payable if they become immediately due and payable at the lender’s discretion. If the lenders should choose to accelerate payments, there can be no assurance that the Company will be successful in its efforts to raise additional debt or equity capital and/or that cash generated by operations will be adequate to meet the Company’s needs. These factors indicate that the Company may be unable to continue as a going concern for ensuing twelve months.
On May 20, 2015, the Company entered into an agreement with its lenders pursuant to which the lenders agreed to forbear enforcing their remedies in response to the violation of the covenant described above for a limited period of time provided certain interim covenants are satisfied. For further discussion, refer to "Liquidity and Capital Resources" section of Management's Discussion and Analysis.

Item 2. Unregistered Sale of Equity Securities and Use of Proceeds
Issuer Purchases of Equity Securities
The following table presents the number of shares purchased monthly under the Company’s stock repurchase program for the three-month period ended March 31, 2014.

	(in thousands)
Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plan	Approximate Dollar Value of Shares That May Yet Be Purchased Under The Plan
January 1, 2015 - January 31, 2015	—	$—	—	$1,002
February 1, 2015 - February 28, 2015	—	—	—	1,002
March 1, 2015 - March 31, 2015	—	—	—	1,002
Total	—	$—	—
On January 19, 2012, the Company’s Board of Directors authorized a new share repurchase program (“2012 Share Repurchase Program”) to acquire up to $1.0 million of the Company’s outstanding shares of common stock in open-market, privately negotiated transactions and block trades. The 2012 Share Repurchase Program extended the previous program which was authorized in August 2011 (“2011 Share Repurchase Program”). The Company repurchased a cumulative amount of $998,701 under the 2011 Share Repurchase Program. The Board of Directors authorized a new share repurchase program ("2014 Share Repurchase Program") in January, 2014. The 2014 Share Repurchase Program authorizes the company to acquire up to $1.0 million of common stock. No shares were repurchased during the three months ended March 31, 2015.

Item 5. Other information

Exclusivity Agreement

On May 20, 2015, the Company announced that it received a non-binding indication of interest from DHR International to acquire the Company . The special committee of the Company’s board of directors, which was formed to evaluate the Company’s strategic alternatives, has agreed to negotiate exclusively with DHR for a limited period of time in an effort to reach a definitive agreement. Pricing and other terms have not been disclosed, but the indicated preliminary price range set forth in the indication of interest submitted by DHR International is below the $7.00 per share DHR previously proposed to pay in a February 5, 2015 letter to the CTP board of directors. All terms of any definitive agreement, including price, will be subject to completion of confirmatory due diligence to the satisfaction of DHR and negotiation between the parties. There is no assurance that the parties will enter into a binding acquisition agreement consistent with the indication of interest, or on any other terms.

Item 6. Exhibits

The exhibit listing is attached in the exhibit index.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
CTPartners Executive Search Inc.

By: /s/ WILLIAM J. KENEALLY
William J. Keneally
Chief Financial Officer
Date: May 20, 2015

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

**101
The following financial information from CTPartners Executive Search Inc. Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2014 formatted in Extensible Business Reporting Language (XBRL) and furnished electronically herewith: (i) Condensed Consolidated Balance Sheets; (ii) Condensed Consolidated Statements of Operations; (iii) Condensed Consolidated Statements of Cash Flows; and (iv) related Footnotes to the Condensed Consolidated Financial Statements.

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